Form 10QSB
period 2007-10-31
Generic Marketing Services, Inc.
filed 2007-12-11
CIK 1408299

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended October 31, 2007
----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------

                            Generic Marketing Services, Inc.
              ------------------------------------------------
               (Name of Small Business Issuer in its Charter)

            Nevada                   333-145132             26-0561199
 ----------------------------       ------------       ------------------
 (State or other jurisdiction       (Commission          (IRS Employer
      of incorporation)             File Number)       Identification No.)

          2811 Reidville Road, Suite 23, Spartanburg, SC      29301
          ----------------------------------------------   -----------
            (Address of Principal Executive Offices)       (Zip Code)

                                 Frank Arnone
                          2811 Reidville Road, Suite 23
                             Spartanburg, SC  29301
                            Phone:  (864) 316-2909
        ---------------------------------------------------------
        (Name, address and telephone number of agent for service)

---------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of December 11, 2007, the registrant's outstanding common stock consisted of 10,873,750 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred shares issued, 5,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................. 3
          Independent Accountant's Review Report................ 4
          Balance Sheet (unaudited)............................. 5
          Statements of Operations (unaudited).................. 6
          Statements of Cash Flows (unaudited).................. 7
          Notes to Financial Statements......................... 8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation......................................... 10

Item 3. Controls and Procedures................................. 15


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..................................... 16

Item 2.   Changes in Securities and Use of Proceeds............. 16

Item 3.   Defaults upon Senior Securities....................... 16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................. 16

Item 5.   Other Information..................................... 16

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended October 31, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended October 31, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------

To the Board of Directors
Generic Marketing Services Inc

We have reviewed the accompanying balance sheet of Generic Marketing Services Inc as of October 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight
Board (United States). All information included in these financial statements is the representation of the management of Generic Marketing Services Inc

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    December 10, 2007


             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                    (702) 253-7499 Fax: (702)253-7501

                      Generic Marketing Services, Inc.
                       (A Development Stage Company)
                               Balance Sheets
                     October 31, 2007 and July 31, 2007



Balance Sheets
                                                (unaudited)
                                                 October 31,     July 31,
                                                    2007           2007
                                                -------------  -------------
Assets

Current assets:
   Cash and equivalents                         $          -   $          -
                                                -------------  -------------
     Total current assets                                  -              -

                                                $          -   $          -
                                                =============  =============

Liabilities and Stockholders' Equity

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
    Shares authorized, none issued                         -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750, 0 issued and
    outstanding as of 10/31/07 and 7/31/07,
    respectively                                      10,874              -
   Additional paid-in capital                        (10,474)           400
   (Deficit) accumulated during development
    stage                                               (400)          (400)
                                                -------------  -------------
                                                           -              -
                                                -------------  -------------
                                                $          -   $          -
                                                =============  =============


   The accompanying notes are an integral part of these financial statements.

                      Generic Marketing Services, Inc.
                       (A Development Stage Company)
                          Statement of Operations
               For the three months ending October 31, 2007
      For the Period from July 19, 2007 (Inception) to October 31, 2007



Statement of Operations


                                            For the Three    July 19, 2007
                                            Months Ending   (inception) to
                                             October 31,      October 31,
                                                2007             2007
                                          ----------------  ----------------
Revenue                                   $             -   $             -
                                          ----------------  ----------------

Expenses:
Organizational Costs                                    -               400
                                          ----------------  ----------------
   Total expenses                                       -               400
                                          ----------------  ----------------

Net (loss)                                $             -   $          (400)
                                          ================  ================

Weighted average number of
 common shares outstanding                              0                 0
                                          ================  ================

Net (loss) per share                      $          0.00   $         (0.00)
                                          ================  ================


  The accompanying notes are an integral part of these financial statements.

                      Generic Marketing Services, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flow
               For the three months ending October 31, 2007
      For the Period from July 19, 2007 (Inception) to October 31, 2007



Statement of Cash Flow


                                            For the Three    July 19, 2007
                                            Months Ending   (inception) to
                                             October 31,      October 31,
                                                2007             2007
                                          ----------------  ----------------
Cash flows from operating activities:
Net (loss)                                $             -   $          (400)
                                          ----------------  ----------------

Net cash (used) by operating activities                 -              (400)
                                          ----------------  ----------------


Cash flows from financing activities:
Issuance of common stock                           10,874            10,874
Additional paid-in capital                        (10,874)          (10,474)
                                          ----------------  ----------------
Net cash provided by financing activities               -               400
                                          ----------------  ----------------

Net increase (decrease) in cash                         -                 -
Cash - beginning                                        -                 -
                                          ----------------  ----------------
Cash - ending                             $             -   $             -
                                          ================  ================

Supplemental disclosures:
   Interest paid                          $             -   $             -
                                          ================  ================
   Income taxes paid                      $             -   $             -
                                          ================  ================

  The accompanying notes are an integral part of these financial statements.

                      Generic Marketing Services, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended July 31, 2007 and notes thereto included in the Company's SB-2 Registration Statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at October 31, 2007, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(400) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                      Generic Marketing Services, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements


Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  Management's Discussion and Analysis of Plan of Operation.


The Company was organized July 19, 2007 (Date of Inception) under the laws of the State of Nevada, as Generic Marketing Services, Inc. The Company was incorporated as a subsidiary of Basic Services, Inc., a Nevada corporation.

Generic Marketing Services Business Plan
----------------------------------------

Generic Marketing Services a developmental stage company which plans to create and execute sales and marketing programs with the goal of demonstrating its ability to maximize their sales performance for future clients. It is the Company's goal to provide outsourced sales and marketing services.

Management envisions that its future clients will engage the Company on a contractual basis to design and implement promotional programs for both prescription and over-the-counter products. The programs are designed to increase product sales and are tailored to meet the specific needs of the product and the client. These services will be provide on a fee for service basis. These contracts may include incentive payments that can be earned if our activities generate results that meet or exceed performance targets. Contracts may be terminated with or without cause by our clients.


Business Strategy
-----------------

The Company plans to provide outsourced sales services to producers of pharmaceutical products and over-the counter products who do not have their own sales organizations. Management believes that the bulk of its sales effort will be directed towards drug wholesalers, chain pharmacies, health maintenance organizations, and State Medicaid Programs. Management anticipates providing both "Dedicated Teams" and "Shared Sales Teams."


Dedicated Teams
---------------

A dedicated contract sales team works exclusively on behalf of one client. The sales team needs to be customized to meet the specifications of our future clients with respect to representative profile, physician targeting, product training, incentive compensation plans, integration with clients' in-house sales forces, call reporting and data integration. Without adding permanent personnel, the client obtains the use of a contract sales force, without developing its own in-house sales force.

Shared Sales Teams
------------------

Our Select Access teams sell multiple brands from different pharmaceutical companies. Using these teams, we can make a face-to-face selling resource available to those clients that want an alternative to a dedicated team. Select Access is a leading provider of these detailing programs in the U.S. Since costs are shared among various companies, these programs may be less expensive for the client than programs involving a dedicated sales force. With a Select Access team, the client still gets targeted coverage of its physician audience within the representatives' geographic territories.

Going Concern - The Company experienced operating losses, of $(400) since its inception on July 19, 2007 through the period ended October 31, 2007. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

Generic Marketing Services earned no revenues since its inception on July 19, 2007 through October 31, 2007. Management does not anticipate earning any significant revenues until such time as the Company can establish a sales force to market pharmaceutical and over-the-counter products. The Company's efforts have focused primarily on the development and implementation of its business plan.

For the period of inception through October 31, 2007, the Company generated no income. Since the Company's inception on July 19, 2007 through October 31, 2007, the Company experienced a net loss of $(400). This loss was attributed to organizational expenses. Management anticipates its operating expenses will increase as it enhances its operations. Management anticipates its ongoing operating expenses will also increase since the Company is now a fully reporting company under the Securities Exchange Act of 1934.

Revenues
--------

We generated no revenues for the period from July 19, 2007 (inception) through October 31, 2007. We do not anticipate generating any revenues for at least 24 months.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

Generic Marketing Services is a developmental stage which is focused on becoming a contract sales company, that represents companies that do not have a sale organization.

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. The Company will require additional funding, the Company plans to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of October 31, 2007 reflects no assets and no current liabilities.

As of October 31, 2007, the Company has 10,873,750 shares of common stock issued and outstanding.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Notwithstanding, the Company anticipates generating losses and therefore it may be unable to continue operations in the future. Management anticipate the Company will require additional capital up to approximately $500,000 and the Company would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to Generic Marketing Services. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

Market Information
------------------

On October 31, 2007, Generic Marketing Services' common stock was cleared for trading on the OTC-Bulletin Board under the symbol "GMKG." There has been no market for the GMKG shares.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the fiscal year covered by this report.

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward- looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

On August 13, 2007, record shareholders of Generic Marketing Services common stock were entitled to receive a special stock dividend of Generic Marketing Services, Inc., a Nevada corporation, a wholly owned subsidiary of Basic
Services, Inc.   This subsidiary was formed to focus on marketing
pharmaceutical and over-the-counter products, as compared to developing products. This spin off will allow both companies to focus on their different business plans and not compete in accessing funding in capital markets.

The Company filed its initial registration statement on Form SB-2 with the U.S. Securities and Exchange Commission on August 6, 2007. The registration statement was declared effective on October 18, 2007.

On October 25, 2007, the record shareholders received one (1) common share, par value $0.001, of Generic Marketing Services common stock for every share of Basic Services, Inc. common stock owned. The Generic Marketing Services stock dividend is based on 10,873,750 shares of Basic Services, Inc. common stock that were issued and outstanding as of the record date. Subsequently, 10,873,750 shares were issued to the shareholders of Generic Marketing Services, Inc.


ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information


ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

None filed during the quarter ended October 31, 2007.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Generic Marketing Services, Inc.
                                 --------------------------------
                                            Registrant

                                By: /s/ Frank Arnone
                                --------------------------------
                                 Name:  Frank Arnone
                                 Title: President/Director

Dated:  December 11, 2007
        -----------------