Form 10QSB
period 2008-01-31
Generic Marketing Services, Inc.
filed 2008-03-06
CIK 1408299

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended January 31, 2008
----------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 5, 2008, the registrant's outstanding common stock consisted of 10,873,750 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred shares issued, 5,000,000 authorized.

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

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended January 31, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended January 31, 2008, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------


To the Board of Directors
Generic Marketing Services, Inc.

We have reviewed the accompanying balance sheet of Generic Marketing Services, Inc. as of January 31, 2008, and the related statements of operations, retained earnings, and cash flows for the six months ended January 31, 2008, and for the period from inception on July 19, 2007 through January 31, 2008, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Generic Marketing Services, Inc.

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    February 28, 2008


             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                    (702) 253-7499 Fax: (702)253-7501

                      Generic Marketing Services, Inc.
                       (A Development Stage Company)
                               Balance Sheets
                January 31, 2008 (Unaudited) and July 31, 2007



Balance Sheets
                                                (unaudited)
                                                 January 31,     July 31,
                                                    2008           2007
                                                -------------  -------------
Assets

Current assets:
   Cash and equivalents                         $          -   $          -
                                                -------------  -------------
     Total current assets                                  -              -

TOTAL ASSETS                                    $          -   $          -
                                                =============  =============

Liabilities and Stockholders' Equity

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
    Shares authorized, none issued                         -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750, 0 issued and
    outstanding as of 1/31/08 and 7/31/07,
    respectively                                      10,874              -
   Additional paid-in capital                        (10,474)           400
   (Deficit) accumulated during development
    stage                                               (400)          (400)
                                                -------------  -------------
     Total stockholders' equity                            -              -
                                                -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -   $          -
                                                =============  =============


   The accompanying notes are an integral part of these financial statements.

                      Generic Marketing Services, Inc.
                       (A Development Stage Company)
                          Statement of Operations
             For the three and six months ending January 31, 2008
      For the Period from July 19, 2007 (Inception) to January 31, 2008



Statement of Operations


                          For the three      For the Six     July 19, 2007
                          Months Ending     Months Ending   (inception) to
                           January 31,       January 31,      January 31,
                              2008              2008             2008
                        ----------------  ----------------  ----------------
Revenue                 $             -   $             -   $             -
                        ----------------  ----------------  ----------------

Expenses:
Organizational Costs                  -                 -               400
                        ----------------  ----------------  ----------------
   Total expenses                     -                 -               400
                        ----------------  ----------------  ----------------

Net (loss)              $             -   $             -   $          (400)
                        ================  ================  ================

Weighted average number of
 common shares outstanding   10,873,750        10,873,750
                        ================  ================

Net (loss) per share    $          0.00   $         (0.00)
                        ================  ================


  The accompanying notes are an integral part of these financial statements.

                      Generic Marketing Services, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flow
                 For the six months ending January 31, 2008
      For the Period from July 19, 2007 (Inception) to January 31, 2008



Statement of Cash Flow


                                             For the Six     July 19, 2007
                                            Months Ending   (inception) to
                                             January 31,      January 31,
                                                2008             2008
                                          ----------------  ----------------
Cash flows from operating activities:
Net (loss)                                $             -   $          (400)
                                          ----------------  ----------------

Net cash (used) by operating activities                 -              (400)
                                          ----------------  ----------------


Cash flows from financing activities:
Issuance of common stock                           10,874            10,874
Additional paid-in capital                        (10,874)          (10,474)
                                          ----------------  ----------------
Net cash provided by financing activities               -               400
                                          ----------------  ----------------

Net increase (decrease) in cash                         -                 -
Cash - beginning                                        -                 -
                                          ----------------  ----------------
Cash - ending                             $             -   $             -
                                          ================  ================

Supplemental disclosures:
   Interest paid                          $             -   $             -
                                          ================  ================
   Income taxes paid                      $             -   $             -
                                          ================  ================
   Non-cash activities                    $             -   $             -
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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at January 31, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(400) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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


Going Concern - The Company experienced operating losses, of $(400) since its inception on July 19, 2007 through the period ended January 31, 2008.
The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

Generic Marketing Services earned no revenues since its inception on July 19, 2007 through January 31, 2008. Management does not anticipate earning any significant revenues until such time as the Company can establish a sales force to market pharmaceutical and over-the-counter products. The Company's efforts have focused primarily on the development and implementation of its business plan.

For the period of inception through January 31, 2008, the Company generated no income. Since the Company's inception on July 19, 2007 through January 31, 2008, the Company experienced a net loss of $(400). This loss was attributed to organizational expenses. Management anticipates its operating expenses will increase as it enhances its operations. Management anticipates its ongoing operating expenses will also increase since the Company is now a fully reporting company under the Securities Exchange Act of 1934.

Revenues
--------

The Company generated no revenues for the period from July 19, 2007 (inception) through January 31, 2008. Further, management does not anticipate generating any revenues for at least 24 months.

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

The Company requires additional funding, now that the Company is fully reporting, management has been seeking equity placements to fund its future business plan needs. Through March 5, 2008, management has been unsuccessful in identifying funding for the Company. There is no assurance additional capital will be available to the Company on acceptable terms.

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid.

In the meantime, management is considering adding a new focus area to the Company. This focus area would include, but is not limited, in helping other businesses build internal efficiencies. This would include identifying opportunities for other businesses to build volume, strategically evaluating organizational redesigns while helping them reduce internal costs.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of January 31, 2008 reflects no assets and no current liabilities.

As of January 31, 2008, the Company has 10,873,750 shares of common stock issued and outstanding.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Management is seeking additional working capital equity private placements. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business opportunities to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

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

Market Information
------------------

On January 31, 2008, Generic Marketing Services' common stock was cleared for trading on the OTC-Bulletin Board under the symbol "GMKG." There has been no market for the GMKG shares.

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

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

None.


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

b)  Reports on Form 8-K

None filed during the quarter ended January 31, 2008.



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

Dated:  March 5, 2008
        -------------