Form 10QSB
period 2008-04-30
Generic Marketing Services, Inc.
filed 2008-06-23
CIK 1408299

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended April 30, 2008
----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------

                            Generic Marketing Services, Inc.
              ------------------------------------------------
               (Name of Small Business Issuer in its Charter)

            Nevada                    000-52864            26-0561199
 ----------------------------       ------------       ------------------
 (State or other jurisdiction       (Commission          (IRS Employer
      of incorporation)             File Number)       Identification No.)

          2811 Reidville Road, Suite 23, Spartanburg, SC      29301
          ----------------------------------------------   -----------
            (Address of Principal Executive Offices)       (Zip Code)

                                 Frank Arnone
                          2811 Reidville Road, Suite 23
                             Spartanburg, SC  29301
                            Phone:  (864) 316-2909
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

As of June 23, 2008, the registrant's outstanding common stock consisted of 10,873,750 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred shares issued, 5,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................. 3
          Balance Sheets (unaudited)............................ 4
          Statements of Operations (unaudited).................. 5
          Statements of Cash Flows (unaudited).................. 6
          Notes to Financial Statements.........................7-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation......................................... 9

Item 3. Controls and Procedures.................................14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.....................................15

Item 2.   Changes in Securities and Use of Proceeds.............15

Item 3.   Defaults upon Senior Securities.......................15

Item 4.   Submission of Matters to a Vote
           of Security Holders..................................15

Item 5.   Other Information.....................................15

Item 6.   Exhibits and Reports on Form 8-K......................15

Signatures......................................................16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended April 30, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended April 30, 2008, follow.

                      Generic Marketing Services, Inc.
                       (A Development Stage Company)
                               Balance Sheets
                 April 30, 2008 (Unaudited) and July 31, 2007



Balance Sheets
                                                (unaudited)
                                                  April 30,      July 31,
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
                                                =============  =============

Liabilities and Stockholders' Equity

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
    Shares authorized, none issued                         -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750, 0 issued and
    outstanding as of 4/30/08 and 7/31/07,
    respectively                                      10,874              -
   Additional paid-in capital                         (8,974)           400
   (Deficit) accumulated during development
    stage                                             (1,900)          (400)
                                                -------------  -------------
     Total stockholders' equity                            -              -
                                                -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -   $          -
                                                =============  =============


   The accompanying notes are an integral part of these financial statements.

                      Generic Marketing Services, Inc.
                       (A Development Stage Company)
                          Statements of Operations
             For the three and nine months ending April 30, 2008
      For the Period from July 19, 2007 (Inception) to April 30, 2008



Statements of Operations


                          For the three     For the nine     July 19, 2007
                          Months Ending     Months Ending   (inception) to
                            April 30,         April 30,        April 30,
                              2008              2008             2008
                        ----------------  ----------------  ----------------
Revenue                 $             -   $             -   $             -
                        ----------------  ----------------  ----------------

Expenses:
Organizational Costs                  -                 -               400
General & Administrative          1,500             1,500             1,500
                        ----------------  ----------------  ----------------
   Total expenses                 1,500             1,500             1,900
                        ----------------  ----------------  ----------------

Net (loss)              $        (1,500)  $        (1,500)  $        (1,900)
                        ================  ================  ================

Weighted average number of
 common shares outstanding   10,873,750        10,873,750
                        ================  ================

Net (loss) per share    $          0.00   $         (0.00)
                        ================  ================


  The accompanying notes are an integral part of these financial statements.

                      Generic Marketing Services, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
                 For the nine months ending April 30, 2008
      For the Period from July 19, 2007 (Inception) to April 30, 2008



Statements of Cash Flows


                                            For the Nine    July 19, 2007
                                            Months Ending   (inception) to
                                              April 30,       April 30,
                                                2008             2008
                                          ----------------  ----------------
Cash flows from operating activities:
Net (loss)                                $        (1,500)   $       (1,900)
                                          ----------------  ----------------
Net cash (used) by operating activities            (1,500)           (1,900)
                                          ----------------  ----------------


Cash flows from financing activities:
Issuance of common stock                           10,874            10,874
Additional paid-in capital                        (10,874)          (10,474)
Contributed capital                                 1,500             1,500
                                          ----------------  ----------------
Net cash provided by financing activities           1,500             1,900
                                          ----------------  ----------------

Net increase (decrease) in cash                         -                 -
Cash - beginning                                        -                 -
                                          ----------------  ----------------
Cash - ending                             $             -   $             -
                                          ================  ================

Supplemental disclosures:
   Interest paid                          $             -   $             -
                                          ================  ================
   Income taxes paid                      $             -   $             -
                                          ================  ================
   Non-cash activities                    $             -   $             -
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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at April 30, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(1,900) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Item 2.  Management's Discussion and Analysis of Plan of Operations

The Company was organized July 19, 2007 (Date of Inception) under the laws of the State of Nevada, as Generic Marketing Services, Inc. The Company was incorporated as a subsidiary of Basic Services, Inc., a Nevada corporation.

Generic Marketing Services Business Plan
----------------------------------------

Generic Marketing Services a developmental stage company which plans to create and execute sales and marketing programs with the goal of demonstrating its ability to maximize their sales performance for future clients. It is the Company's goal to provide outsourced sales and marketing services. Management is also working on its own formulations to produce, manufacture and market is own line of over-the-counter products, specifically nutraceutical products.

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


Going Concern - The Company experienced operating losses, of $(1,900) since its inception on July 19, 2007 through the period ended April 30, 2008.
The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

Generic Marketing Services earned no revenues since its inception on July 19, 2007 through April 30, 2008. Management does not anticipate earning any significant revenues until such time as the Company can establish a sales force to market pharmaceutical and over-the-counter products or develop its own over-the-counter products to sell. The Company's efforts have focused primarily on the development and implementation of its business plan.

For the period of inception through April 30, 2008, the Company generated no income. Since the Company's inception on July 19, 2007 through April 30,
2008, the Company experienced a net loss of $(1,900). This loss was attributed to organizational expenses and accounting fees. Management anticipates its operating expenses will increase as it enhances its operations. Management anticipates its ongoing operating expenses will also increase since the Company is now a fully reporting company under the Securities Exchange Act of 1934.

Revenues
--------

The Company generated no revenues for the period from July 19, 2007 (inception) through April 30, 2008. Further, management does not anticipate generating any revenues for at least 24 months.

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

The Company requires additional funding, now that the Company is fully reporting, management has been seeking equity placements to fund its future business plan needs. Through June 23, 2008, management has been unsuccessful in identifying funding for the Company. There is no assurance additional capital will be available to the Company on acceptable terms.

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid.

In the meantime, management is in the process of developing its own brand of over-the-counter products, specifically nutraceutical products to market through it own efforts. Until these products can be developed, manufactured and marketed, management does not foresee the Company operating at a profit.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of April 30, 2008 reflects no assets and no liabilities.

As of April 30, 2008, the Company has 10,873,750 shares of common stock issued and outstanding.

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

Market Information
------------------

On April 30, 2008, Generic Marketing Services' common stock was cleared for trading on the OTC-Bulletin Board under the symbol "GMKG." There has been no active market for the GMKG shares, and there are no assurances an active market will ever develop.

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

b)  Reports on Form 8-K

None filed during the quarter ended April 30, 2008.



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

Dated:  June 23, 2008
        -------------