Form 10-K
period 2008-07-31
Total Nutraceutical Solutions
filed 2008-10-29
CIK 1408299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number 0-52864

                        Total Nutraceutical Solutions
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                    26-0561199
    ------------------------                      ------------------------
    (State of incorporation)                      (I.R.S. Employer ID No.)

          2811 Reidville Road, Suite 23, Spartanburg, SC  29301
              -----------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (864) 316-2909

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         [ ] Large accelerated filer      [ ] Accelerated filer
         [ ] Non-accelerated filer        [X] Smaller reporting company
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes[X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year.:

The aggregate market value of the issuer's common stock held by non-affiliates of the registrant as of October 8, 2008, was approximately $1,942,375, based on $0.10, the price at which the registrant's common stock was last sold on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of October 27, 2008, there were 55,923,750 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                           Page

ITEM 1.  BUSINESS                                                          5

ITEM 2.  PROPERTIES                                                       21

ITEM 3.  LEGAL PROCEEDINGS                                                21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              21

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS        22

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          23
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      29

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                 30
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                          30

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE           33

ITEM 11. EXECUTIVE COMPENSATION                                           36

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                 38
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   39
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                           40

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                          40

                            FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o  inability to raise additional financing for working capital;

o inability to identify nutraceutical products that fit into our organization;

o deterioration in general or regional economic, market and political conditions;

o the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o  inability to efficiently manage our operations;

o  inability to achieve future operating results;

o  our ability to recruit and hire key employees;

o the inability of management to effectively implement our strategies and business plans; and

o  the other risks and uncertainties detailed in this report.

In this form 10-K references to "Total Nutraceutical Solutions", "the Company", "we," "us," and "our" refer to Total Nutraceutical Solutions.


                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Total Nutraceutical Solutions, 2811 Reidville Road,
Suite 23, Spartanburg, SC  29301.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

The Company was organized July 19, 2007 (Date of Inception) under the laws of the State of Nevada, as Generic Marketing Services, Inc. ("Generic Marketing Services"). The Company was incorporated as a subsidiary of Basic Services, Inc., ("Basic Services"), a Nevada corporation.

Basic Services has been engaged in the development of a generic pharmaceutical products, its management decided to focus its attention on generic product development, and spin off its marketing segment. Basic Services formed a subsidiary, which solely focused on marketing products, as compared to developing products. On July 31, 2007, Basic Services decided to spin off its subsidiary.

On October 8, 2008, the Company filed amended Articles with the Secretary of State of the State of Nevada to change its corporate name to Total Nutraceutical Solutions.


Our Business
------------

We are a developmental stage company which plans to create and execute sales and marketing programs with the goal of demonstrating our ability to maximize our sales performance for nutraceutical products. Management is currently working on its own formulations to produce, manufacture and market a line of over-the-counter products, specifically nutraceutical products. Management defines nutraceutical as "a food or naturally occurring food supplement thought to have a beneficial effect on human and/or animal health." The Company had not developed nor produced any products at the close of its fiscal year. Emphasis has been placed on raising sufficient capital to develop these products. On October 8, 2008, the Company closed a private offering whereby the Company raised $505,000 in exchange for 5,050,000 unregistered shares of its common stock. These funds will be used to develop and market nutraceutical products.

Business Strategy
-----------------

We have had limited nutraceutical business activities. We are a development stage entity in the process of establishing a business engaged in the contract manufacture, distribution, and sale of nutraceutical products that are made entirely of naturally occurring dietary substances. These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare. We anticipate that the company will sell directly to consumers products that have been designed by the company and produced by outside contract manufacturers.

Our nutraceutical business activities to date have been minimal and have included the acquisition of certain intellectual property pursuant to research agreements in association with Pennsylvania State University. These research endeavors resulted in the filing of U.S. Provisional Patent Application No. 60/782,204, entitled "Identification of Selenoergothioneine as a Natural Organic Form of Selenium from Cultivated Mushrooms." We purchased an option assignment to license from Pennsylvania State University the technologies associated with this intellectual property. We view this intellectual property as one of the cornerstones to our business.


Marketing Strategy
------------------

We believe our potential for growth involves the development of nutraceutical product(s) that can be marketed and sold through physicians, retail channels in North America and through distributors internationally in addition to wholesalers and multi-level marketing groups. Retail channels would include independent and chain health food stores, pharmacies, internet sales, grocery and drug chains and other direct to consumer retailers.


Brand Awareness
---------------

The market for nutraceuticals is highly competitive, with many well-known brands. Our ability to compete effectively and generate revenue will be based upon our ability to differentiate awareness of our products from those of our competitors. However, advertising and packaging and labeling of such products will be limited by various regulations. Our success will be dependent upon our ability to convey this message to consumers.

The nutraceutical industry is subject to rapid change. New products are constantly introduced to the market. Our ability to remain competitive depends on our ability to develop and manufacture new products in a timely and cost effective manner, to accurately predict market transitions, and to effectively market our products. Our future financial results will depend to a great extent on the successful introduction of several new products. We cannot be certain that we will be successful in selecting, developing, contract manufacturing and marketing new products.

The success of new product introductions depends on various factors, including, but not limited to the following:

    o  proper new product selection;
    o  availability of raw materials;
    o  pricing of raw materials;
    o  timely delivery of new products;
    o  regulatory allowance of the products;
    o  successful sales and marketing efforts; and
    o  customer acceptance of new products.

We face challenges in developing new products, primarily with funding development costs and diversion of management time. On a regular basis, we will evaluate opportunities to develop new products through product line extensions and product modifications. There is no assurance that we will successfully develop product line extensions or integrate newly developed products into our business. In addition, there are no assurances that newly developed products may not contribute favorably to our operations and financial condition. Our failure to develop and introduce new products on a timely basis could adversely affect our future operating results.


Industry
--------

The nutritional supplements industry is intensely competitive. It includes companies that manufacture and distribute products which are generally intended to enhance the body's performance as well as to enhance well being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom. Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients. However, they are subject to many regulations regarding labeling and advertising of such products. See "Government Regulation" below.



Total Nutraceutical Solutions Funding Requirements
--------------------------------------------------

Total Nutraceutical Solutions has recently completed its initial round of funding to capitalize the operations of the Company.

On October 8, 2008, Total Nutraceutical Solutions issued 5,050,000 unregistered shares of its common stock, par value $0.001, from its treasury to thirteen individuals in exchange for $505,000 cash. These funds will be used towards the Company operations, specifically the development and production of nutraceutical product(s) to market.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Competition
-----------

The market for nutraceuticals is highly competitive. This market includes manufacturers, distributors and physicians. Numerous manufacturers and distributors will compete with for customers throughout the United States, Canada and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores. Most all of our competitors are substantially larger and more experienced than us and have longer operating histories, and have materially greater financial and other resources than us. We may not be able to successfully compete with them in the marketplace.

The principal competition in the health food store distribution channel that we will face comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. Some of the main competitors include, but are not limited to, Beyond a Century, Dr. Whittaker, Unigen Pharma, Dr's Best, Metagenics, Twin Labs, Herbalife, Nutrilite, and Isagenix. We also face competition in the health food store distribution channels from private label dietary supplements offered by health and natural food store chains. In addition, we anticipate that there will be competition from sellers that utilize internet commerce.

The market is highly sensitive to the introduction of new products. As a result, in order to be competitive, we will need to successfully introduce new products that are accepted by our future customers.

We also face competition form many large drug companies. Many of these drug companies are substantially larger and more experienced than us and, have longer operating histories, and have materially greater financial and other resources than us. These drug companies also have substantially greater political influence and regulatory support for the use of their products.



Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions
----------------------------------------------------------------------

We regard our patents, trademarks, copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we rely on patent, trademark and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, suppliers and others to protect our proprietary rights.

Research and Development Activities and Costs
---------------------------------------------

The Company's new CEO and Chairman of the Board, Marvin S. Hausman, M.D., beginning in 2006, developed certain intellectual property pursuant to research agreements dated May 1, 2006 and May 20, 2006 in association with Pennsylvania State University. These research endeavors resulted in the filing of U.S. Provisional Patent Application No. 60/782,204, entitled "Identification of Selenoergothioneine as a Natural Organic Form of Selenium from Cultivated Mushrooms." On September 4, 2008, the company acquired from Northwest Medical Research Partners Inc., which is controlled by Dr. Hausman, the newly appointed director and CEO of the Company, in exchange for 3,500,000 shares of common unregistered restricted stock, an Assignment and Assumption Agreement, effective July 31, 2008, pursuant to which the Company has assumed the obligations of NW Research Partners to maintain the patent prosecution and perform preclinical and clinical research associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property.


Government Regulation
---------------------

In both the United States and foreign jurisdictions, we will be subject to compliance with laws, governmental regulations, administrative determinations, court decisions and similar constraints. Although the products we plan to produce and distribute are not deemed to be drugs, they are deemed to be dietary supplements and therefore are subject to all regulations regarding products ingested by consumers and dietary supplements. Such laws, regulations and other constraints exist at the federal, state and local levels in the United States and at all levels of government in foreign jurisdictions. These regulations include constraints pertaining to (i) the manufacturing, processing, formulating, packaging, labeling, distributing and selling (ii) advertising of products and product claims (iii) transfer pricing, and (iv) method of use.

In the United States, the formulation, manufacturing, packaging, storing, labeling, advertising, distribution and sale of products are subject to regulation by various governmental agencies, which include, among others (i) the Food and Drug Administration ("FDA"), (ii) the Federal Trade Commission ("FTC"), and (iii) the Consumer product Safety Commission. The most active regulation has been administered by the Food and Drug Administration, which regulates the formulation, manufacture and labeling of products pursuant to the Federal Food, Drug and Cosmetic Act ("FDCA") and regulations promulgated thereunder. Most importantly, the FDA has guidelines under the Dietary Supplement Health and Education Act (DSHEA) to enable the manufacturing, advertising, marketing, and sale of dietary supplements. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the interstate labeling, promotion, advertising and sale of dietary supplements, over the counter drugs, and foods.

Compliance with applicable FDA and any state or local statutes is crucial. Although we believe that we will be in compliance with applicable statutes, should the FDA amend its guidelines or impose more stringent interpretations of current laws or regulations, we may not be able to comply with these new guidelines. As a marketer of products that are ingested by consumers, we are always subject to the risk that one or more of our products that currently are not subject to regulatory action may become subject to regulatory action. Such regulations could require the reformation of certain products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation regarding the properties of certain products, expanded or different labeling and/or additional scientific substantiation. Failure to comply with applicable requirements could result in sanctions being imposed on us, or the contract manufacturers of any of our products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution.

The FDCA generally regulates ingredients added to foods and requires that such ingredients making up a food product are themselves safe for their intended uses. In this regard, generally when a company adds an ingredient to a food, the FDCA requires that the ingredient either be determined by the Company to be generally regarded as safe ("GRAS") by qualified experts or go through FDA's review and approval process as a food additive.

The FDCA has been amended with respect to dietary supplements by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). The DSHEA provides a statutory framework governing the safety, composition and labeling of dietary supplements. It regulates the types of statements that can be made concerning the effect of a dietary supplement. The DSHEA generally defines the term "dietary supplement" to include products that contain a "dietary ingredient" which may include vitamins, minerals, herbs or other botanicals, amino acids, and metabolites. Under the DSHEA, a dietary supplement manufacturer is responsible for ensuring that a dietary supplement is safe before it is marketed. Under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. On the other hand, a new dietary ingredient (one not lawfully on the market before October 15, 1994), requires proof that it has been present in the food supply as an article used for food without being chemically altered, or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. With respect to products or supplements that are manufactured and distributed on our behalf, we intend to comply with and will endeavor to bring our operations into compliance with regulatory requirements relating to such products or supplements. However, the FDA may not accept the evidence of safety for any new dietary ingredients that we may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as adulterated, until such time as reasonable expectation of safety for the ingredient can be established to the satisfaction of the FDA.

With respect to labeling, DSHEA permits "statements of nutritional support" for dietary supplements without FDA pre-approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well being (but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease). A company making a statement of nutritional support must possess substantiating evidence for the statement, and disclose on the label that the FDA has not reviewed that statement and that the product is not intended to diagnose, treat, cure or prevent a disease.

The DSHEA allows the dissemination of "third party literature", publications such as reprints of scientific articles linking particular dietary, ingredients with health benefits. Third party literature may be used in connection with the sale of dietary supplements to consumers. Such a publication may be so used if, among other things, it is not false or misleading, no particular brand of dietary supplement is promoted and a balanced view of available scientific information on the subject matter is presented. There can be no assurance, however, that all pieces of third party literature that may be disseminated in connection with our products will be determined by the FDA to satisfy each of these requirements, and any such failure could subject the product involved to regulation as a new drug or as a "misbranded" product, causing us to incur substantial fines and penalties.

The products covered by the Patent and product related activities may also be subject to regulation by other regulatory agencies, including but not limited to the Federal Trade Commission ("FTC"), the Consumer Products Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. Advertising of dietary supplement products is subject to regulation by the FTC under the Federal Trade Commission Act ("FTCA"). The FTCA prohibits unfair methods of competition and unfair or deceptive trade acts or practices in or affecting commerce. Furthermore, the FTCA provides that the dissemination or the causing to be disseminated of any false advertising pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Pursuant to this FTC requirement, we are required to have adequate substantiation of all material advertising claims made for products covered by the Patent. Failure to adequately substantiate claims may be considered either deceptive or unfair practices.

The FTC has recently issued a guidance document to assist supplement marketers of dietary supplement products in understanding and complying with the substantiation requirement.

The FTC is authorized to use a variety of processes and remedies for enforcement, both administratively and judicially including compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. State and local authorities can also regulate advertising and labeling for dietary supplements and conventional foods.

Our activities are also regulated by various agencies of the states and localities in which products are sold. The products and product-related activities may also be regulated by the applicable regulatory agencies in other countries in which the products are sold. In foreign markets, prior to commencement of operations and prior to making sales, we may be required to obtain approval, license or certification from the country's agency governing health. The approval process can be lengthy and costly and may require reformulation of products or labeling. Our failure to comply with foreign regulations could result in products being rejected for sale in such country.

We believe that current and reasonably foreseeable governmental regulation will have minimal impact on our business.


Compliance With Environmental Laws
----------------------------------

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business. In our industry, environmental laws are anticipated to apply directly to the owners and operators of companies. They do not apply to companies or individuals providing consulting services, unless they have been engaged to consult on environmental matters. We are not planning to provide environmental consulting services.


Employees
---------

We have no full-time employees at the present time. Our officers and directors are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We have no intention of hiring employees until the business has been successfully launched.

Item 1A. Risk Factors.


                      RISK FACTORS RELATING TO OUR COMPANY
                      ------------------------------------

1. Since we are a development marketing services company, we have generated no revenues, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plan.

Our company was incorporated on July 19, 2007, and we have a limited operating history in the nutraceutical business. We have realized no revenues. We have no solid operating history upon which an evaluation of our future prospects can be made. Our only nutraceutical business activities to date have been acquisition of certain intellectual property pursuant to research agreements in association with Pennsylvania State University. We are subject to all of the business risks and uncertainties associated with any new business enterprise. In light of our lack of any operating history, there can be no assurance that we will be able to implement any aspect of our business plan or establish a successful business.


2. If our business plan is not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

As discussed in the Notes to Financial Statements included in this annual report, at July 31, 2008 we had working capital of $35,031. Subsequently, we have raised $505,000. We had a net loss of approximately $(6,919) for the period July 19, 2007 (inception) to July 31, 2007.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period July 19, 2007 (inception) to July 31, 2008. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

3.  We expect losses in the future because we have generated no revenue.

We have generated no revenues, we are expect losses over the next twelve (12) months since we have no revenues to offset the expenses associated in executing our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations as a going concern. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

4. We have no operating history as an independent public company and we may be unable to operate profitably as a stand-alone company.

In order to establish our business, we will need to rely on the sales of the products and will incur expenses for advertising, information systems, rent and additional personnel to support these activities in addition to the salary expenses already mentioned. We therefore expect to incur substantial operating losses for the foreseeable future. Our ability to become profitable depends on our ability to have successful operations and to generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our absence of any prior operating history.

We may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as fully reporting independent public company, and the development of such structure will require a significant amount of management's time and other resources.


5. We face substantial uncertainties in establishing our business.

To date, our only material business activities have been the acquisition of intellectual property from Penn State. We have obtained funding, and started the process of developing nutraceutical product(s). We have not generated any income and have generated minimal revenue.

We believe that in order to establish a successful business we must, among other things, hire personnel to run our day to operations, develop a distribution network and establish a customer base. If we are unable to accomplish one or more of these goals, our business may fail.


6. Our business is sensitive to public perception. If any product we develop proves to be harmful to consumers or if scientific studies provide unfavorable findings regarding their safety or effectiveness, then our image in the marketplace would be negatively impacted.

Our results of operations may be significantly affected by the public's perception of our Company and similar companies. In addition, our business could be adversely affected if any of our future products prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of our products or any similar products. Moreover, the U.S. FDA could potentially regulate our industry in the future and adversely affect our marketing ability and success. While quality control testing is conducted on the ingredients in such products, we are highly dependent upon consumers' perception of the overall integrity of the dietary supplements business. The safety and quality of products made by competitors in our industry may not adhere to the same quality standards that ours do, and may result in a negative consumer perception of the entire industry. If our future products suffer from negative consumer perception, it is likely our sales will slow and we will have difficultly generating revenues.

7. If our future products do not have the healthful effects intended, our business may suffer.

In general, our future products will consist of food, nutritional supplements which are classified in the United States as "dietary supplements" which we believe do not require approval from the FDA or other regulatory agencies prior to sale. Although many of the ingredients in such products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, they contain innovative ingredients or combinations of ingredients. Although we believe all of such products and the combinations of ingredients in them are safe when taken as directed by the Company, there is little long-term experience with human or other animal consumption of certain of these innovative product ingredients or combinations thereof in concentrated form. The products could have certain side effects if not taken as directed or if taken by a consumer that has certain medical conditions. In addition, such products have been proven to be more effective when taken in accordance with certain instructions which include certain dietary restrictions. Therefore, such products may not be effective if such instructions are not followed. Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects. If any of such products were shown to be harmful or negative publicity resulted from an individual who was allegedly harmed by one product, it could hurt our business, profitability and growth prospects.


8. We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern.

9. We may not be able to compete with larger sales contract companies, the majority of whom have greater resources and experience than we do.

The market for nutraceuticals is highly competitive. Numerous manufacturers and distributors compete with us for customers throughout the United States, Canada and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies, and health food stores. Many of our competitors are substantially larger and more experienced than we are. In addition, they have longer operating histories and have materially greater financial and other resources than we do. They therefore have the advantage of having established reputations, brand names, track records, back office and managerial support systems and other advantages that we will be unable to duplicate in the near future. Many of these competitors are private companies, and therefore, we cannot compare our revenues with respect to the sales volume of each competitor. If we cannot compete in the marketplace, we may have difficulty selling our products and generating revenues. Additionally, competition may drive down the prices of our products, which could adversely affect our cost of goods sold and our profitability, if any.

We are also subject to competition from many drug companies due to the fact that our product has what we believe to be health benefits that certain drugs are created to produce.

We are also subject to competition in the attraction and retention of employees. Many of our competitors have greater financial resources and can offer employees compensation packages that are difficult for us to compete with.


10.  We depend upon our executive officers and key personnel.

Our performance depends substantially on the performance of our executive officers. Our chief executive officer is the inventor of the process and formulas used to contract manufacture the future products to be sold by us. We anticipate that he will be the developer of any additional products that we plan to add to our product line. The loss of services of our chief executive officer could have a material adverse effect on our business, revenues, and results of operations or financial condition. We do not maintain key person life insurance on the lives of our officers or key employees.

The success of our business in the future will depend on our ability to attract, train, retain and motivate high quality personnel. Competition for talented personnel is intense, and we may not be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future. In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate. Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and/or results of operations.

11. Our success is dependent upon our ability to protect and promote our proprietary rights.

Our success will depend in large part on our ability to protect and promote our proprietary rights to our formulas and proprietary processes and ingredients.

Our ability to compete effectively depends, to a significant extent, on our ability to maintain the proprietary nature of our intellectual property. There can be no assurance that the scope of the steps we take to protect all of our interests cant be circumvented, or that it will not violate the proprietary rights of others, or that we will not be prevented from using our product if challenged. In fact, even if broad enough, others may still infringe upon our rights, which will be costly to protect. Furthermore, the laws of other countries may less effectively protect our proprietary rights than U.S. laws. Infringement of our rights by a third party could result in uncompensated lost market and revenue opportunities.


12. We are at risk for product liability claims and require adequate insurance to protect us against such claims. If we are unable to secure the necessary insurance coverage at affordable cost to protect our business against any claims, then our exposure to liability will greatly increase and our ability to market and sell our products will be more difficult since certain customers rely on this insurance in order to distribute our products.

We are constantly at risk that consumers and users of our products will bring lawsuits alleging product liability. Even though we do not manufacture products, a consumer could bring a lawsuit against us alleging product liability due to our ownership of the product(s). We are not aware of any claims pending against us that would adversely affect our business. While we will continue to attempt to take what we consider to be appropriate precautions, these precautions may not protect us from significant product liability exposure in the future. We currently do not have any product liability insurance and there can be no assurance that even if we were to attempt to obtain such insurance that we will be able to obtain, retain coverage or that this coverage will be cost-justified or sufficient to satisfy any future claims. If we are sued, we may not have sufficient resources to defend against the suit or to pay damages. A material lawsuit could negatively impact our business.

13. Our officers/directors own a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our officers/directors, in the aggregate, beneficially own approximately or have the right to vote approximately 41.1% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these individuals have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.



                     RISKS RELATING TO OUR COMMON SHARES
                     -----------------------------------

14. We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 70,000,000 shares of common stock and 5,000,000 preferred shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

15. Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


16. Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

17. We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.


18.  We have incurred increased costs as a result of being a public company.

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the Securities and Exchange Commission, has imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. In addition, in the future we will be required to document, evaluate, and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the Securities and Exchange Commission which will be costly and time consuming. Effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business and operating results could be harmed.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at 2811 Reidville Road, Suite 23, Spartanburg, SC 29301. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the past fiscal year.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Total Nutraceutical Solutions common stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: GMKG. The stock was cleared for trading on the OTC-Bulletin Board on November 1, 2007.

Since the Company has been cleared for trading, through October 27, 2008, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of October 27, 2008, there were approximately 115 holders of record of our Common Stock and 55,923,750 shares outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.


(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

Recent Sales of Unregistered Securities
---------------------------------------

On July 10, 2008, the Company issued 40,000,000 unregistered shares of its common stock, par value $0.001, from its treasury to fifteen individuals in exchange for $40,000 cash. The Company relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. The offer and sale did not involve a public offering and there was not any general solicitation or general advertising involved in the offer or sale.

On October 27, 2008, the Company issued 5,050,000 unregistered shares of its common stock, par value $0.001, from its treasury to thirteen individuals in exchange for $505,000 cash. The Company relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. The offer and sale did not involve a public offering and there was not any general solicitation or general advertising involved in the offer or sale.

Issuer Purchases of Equity Securities
-------------------------------------

We did not repurchase any of our equity securities during the years ended July 31, 2008 or 2007.

Item 6. Selected Financial Data.

Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

Total Nutraceutical Solutions, was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on July 19, 2007. On October 8, 2008, the Company filed amended Articles with the Secretary of State of the State of Nevada to change its corporate name to Total Nutraceutical Solutions.

We are a developmental stage company which plans to create and execute sales and marketing programs with the goal of demonstrating our ability to maximize our sales performance for nutraceutical products. Management is currently working on its own formulations to produce, manufacture and market is own line of over-the-counter products, specifically nutraceutical products. The Company has not developed nor produced any products at the close of its fiscal year. Emphasis has been placed on raising sufficient capital to develop these products. On October 8, 2008, the Company closed a private offering whereby the Company raised $505,000 in exchange for 5,050,000 unregistered shares of its common stock. These funds will be used to develop and market nutraceutical products.

Our nutraceutical business activities have been minimal and have included the acquisition of certain intellectual property pursuant to research agreements in association with Pennsylvania State University. These research endeavors resulted in the filing of U.S. Provisional Patent Application No. 60/782,204, entitled "Identification of Selenoergothioneine as a Natural Organic Form of Selenium from Cultivated Mushrooms." We purchased an option assignment to license from Pennsylvania State University the technologies associated with the intellectual property. This intellectual property is one of the cornerstones of our business.

Results of Operations for the year ended July 31, 2008
------------------------------------------------------

We earned no revenues since our inception on July 19, 2007 through July 31, 2008. We do not anticipate earning any significant revenues until such time as we can bring to the market a nutraceutical product(s). We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing any nutraceutical product(s).

For the period since inception through July 31, 2008, we generated no income. Since our inception on July 19, 2007 we experienced a net loss of $(6,919). Our loss was attributed to organizational expenses, accounting and legal fees. We anticipate our operating expenses will increase as we start to develop and market nutraceutical product(s). We anticipate our ongoing operating expenses will also increase since we are a reporting company under the Securities Exchange Act of 1934.

Revenues
--------

We generated no revenues for the period from July 19, 2007 (inception) through July 31, 2008. We do not anticipate generating any revenues for at least 6-12 months.


Going Concern
-------------

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.


Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

We acquired certain intellectual property pursuant to research agreements in association with Pennsylvania State University. These research endeavors resulted in the filing of U.S. Provisional Patent Application No. 60/782,204, entitled "Identification of Selenoergothioneine as a Natural Organic Form of Selenium from Cultivated Mushrooms." We purchased an option assignment to license from Pennsylvania State University the technologies associated with the intellectual property. This intellectual property is the cornerstone of our business.

Expected purchase or sale of plant and significant equipment
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees
-----------------------------------------------

As of July 31, 2008, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of July 31, 2008 reflects cash of $35,031 and current Liabilities of $1,500. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

On October 8, 2008, we issued 5,050,000 unregistered shares of our common stock, par value $0.001, from our treasury to thirteen individuals in exchange for $505,000 cash. Management believes it has sufficient funds to remain operational for next twelve months.

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended July 31, 2008. The Company has no employment agreements in place with its officers.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards
------------------------

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited.

The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements
This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheets                                                     F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4
Statements of Cash Flows                                           F-5
Notes to Financials                                                F-6


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

To the Board of Directors
Generic Marketing Services, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Generic Marketing Services, Inc. as of July 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the year then ended July 31, 2008 and since inception on July 19, 2007 through July 31, 2007 and July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Generic Marketing Services, Inc. as of July 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the year then ended July 31, 2008 and since inception on July 19, 2007 through July 31, 2007 and July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not commenced its planned principal operations and it has not generated any revenues, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    October 16, 2008

              2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                      (702) 253-7499 Fax (702) 253-7501

                      Generic Marketing Services, Inc.
                       (A Development Stage Company)
                               Balance Sheets


Balance Sheets
                                                  July 31,       July 31,
                                                    2008           2007
                                                -------------  -------------
ASSETS

Current assets:
   Cash and equivalents                         $     35,031   $          -
                                                -------------  -------------
     Total current assets                             35,031              -
                                                -------------  -------------
TOTAL ASSETS                                    $     35,031   $          -
                                                =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     1,500              -
                                                -------------  -------------
     Total liabilities                                 1,500              -
                                                -------------  -------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
    Shares authorized, none issued                         -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 50,873,750, 0 issued and
    outstanding as of 7/31/08 and 7/31/07,
    respectively                                      50,874              -
   Additional paid-in capital                        (10,424)           400
   (Deficit) accumulated during development
    stage                                             (6,919)          (400)
                                                -------------  -------------
     Total stockholders' equity                       33,531              -
                                                -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     35,031   $          -
                                                =============  =============


   The accompanying notes are an integral part of these financial statements.

                      Generic Marketing Services, Inc.
                       (A Development Stage Company)
                          Statements of Operations


Statements of Operations

                          For the year      For the year     July 19, 2007
                             Ending            Ending       (inception) to
                            July 31,          July 31,         July 31
                              2008              2007             2008
                        ----------------  ----------------  ----------------
Revenue                 $             -   $             -   $             -
                        ----------------  ----------------  ----------------

Expenses:
Organizational Costs                  -               400               400
General & Administrative
 expenses                         6,519                 -             6,519
                        ----------------  ----------------  ----------------
   Total expenses                 6,519               400             6,919
                        ----------------  ----------------  ----------------
Net loss before income
 taxes                           (6,519)             (400)           (6,919)

Provision for income tax              -                 -                 -
                        ----------------  ----------------  ----------------

Net income (loss)       $        (6,519)  $          (400)  $        (6,919)
                        ================  ================  ================

Net (loss) per share    $          0.00   $         (0.00)
                        ================  ================

Weighted average number of
 common shares outstanding   50,873,750        10,873,750
                        ================  ================


  The accompanying notes are an integral part of these financial statements.

                      Generic Marketing Services, Inc.
                       (A Development Stage Company)
              Statements of Changes in Stockholders' Equity
      For the period July 19, 2007 (Date of Inception) to July 31, 2007




Statements of Changes in Stockholders' Equity


                                                    (Deficit)
                                                   Accumulated
                          Common Stock   Additional  During       Total
                       ------------------ Paid-in  Development Stockholders'
                         Shares   Amount  Capital    Stage        Equity
                       ---------- ------- --------- ---------- --------------
July 2007
 Contributed capital                           400                       400

Net loss for the year
 ending July 31, 2007                                    (400)          (400)
                       ---------- ------- --------- ---------- --------------

Balance,
 July 31, 2007                 -       -       400       (400)             -

October 2007
 Basic Services, Inc.
 Spinoff to
 Generic Marketing
 Services, Inc.        10,873,750  10,874  (10,874)                        -

July 2008
 Sale of common stock
 at $0.001 per share   40,000,000  40,000        -                    40,000

July 2008
 Contributed capital                            50                        50

Net loss for the year
 ending July 31, 2008                                  (6,519)        (6,519)
                       ---------- ------- --------- ---------- --------------

Balance,
 July 31, 2008         50,873,750 $50,874 $(10,424) $  (6,919) $      33,531
                       ========== ======= ========= ========== ==============

  The accompanying notes are an integral part of these financial statements.

                      Generic Marketing Services, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flow

Statements of Cash Flow

                          For the year      For the year     July 19, 2007
                             Ending            Ending       (inception) to
                            July 31,          July 31,         July 31
                              2008              2007             2008
                        ----------------  ----------------  ----------------
Operating activities:
Net income (loss)       $        (6,519)  $          (400)  $        (6,919)
Adjustments to reconcile
 net (loss) to net cash
 (used) by operating
 activities:
  Increase in accounts
    payable                       1,500                 -             1,500
                        ----------------  ----------------  ----------------
Net cash (used) by
  operating activities           (5,019)             (400)           (5,419)
                        ----------------  ----------------  ----------------

Financing activities:
Issuance of common stock         40,000            10,874            50,874
Additional paid-in capital            -           (10,874)          (10,474)
Contributed capital                  50                 -                50
                        ----------------  ----------------  ----------------
Net cash provided by
  financing activities           40,050                 -            40,450
                        ----------------  ----------------  ----------------

Net increase (decrease)
 in cash                         35,031                 -            35,031
Cash - beginning                      -                 -                 -
                        ----------------  ----------------  ----------------
Cash - ending           $        35,031   $             -   $        35,031
                        ================  ================  ================

Supplemental disclosures:
   Interest paid                          $             -   $             -
                        ================  ================  ================
   Income taxes paid                      $             -   $             -
                        ================  ================  ================
   Non-cash activities                    $             -   $             -
                        ================  ================  ================

  The accompanying notes are an integral part of these financial statements.

[J1]                      Generic Marketing Services, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 1.   General Organization and Business

The Company was organized July 19, 2007 (Date of Inception) under the laws of the State of Nevada, as Generic Marketing Services, Inc. The Company was incorporated as a subsidiary of Basic Services, Inc., ("Basic"), a Nevada corporation. The Company was incorporated to conduct any legal
business.   The Company plans to develop a sales staff to market generic pharmaceutical products.


NOTE 2.   Summary of Significant Accounting Practices

The Company had cash assets of $35,031 and current liabilities of $1,500 as of July 31, 2008. The relevant accounting policies are listed below.


Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.


Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

                       Generic Marketing Services, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements


NOTE 2.    Summary of Significant Accounting Practices (Continued)


Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period shown.


Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.


Year-end
--------
The Company has selected July 31 as its year-end.


Advertising
-----------
Advertising is expensed when incurred. There has been no advertising during the period.


Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                        Generic Marketing Services, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements


NOTE 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.


NOTE 4 - Stockholders' equity

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

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

On July 10, 2008, Generic Marketing Services (the "Company") issued 40,000,000 unregistered shares of its common stock, par value $0.001, from its treasury to fifteen individuals in exchange for $40,000 cash.
Generic Marketing Services sold these shares to further capitalize the Company, in order to execute its business plan.

There have been no other issuances of common or preferred stock.

                        Generic Marketing Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 5.   Related Party Transactions

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


NOTE 6.    Provision for Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   ------
                   Total                               -%


NOTE 7.   Operating Leases and Other Commitments

The Company has no lease or other obligations.

                        Generic Marketing Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 8.   REVENUE AND EXPENSES

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered;
3) our price to our customer is fixed or determinable; and 4) collectibility is reasonably assured. For the period from July 19, 2007 (inception) to July 31, 2008, the Company has not recognized any revenues.


NOTE 9.   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c)

                        Generic Marketing Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 9.   RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited.

                        Generic Marketing Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 9.   RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

                        Generic Marketing Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 9.   RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements
This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.


NOTE 10 - SUBSEQUENT EVENTS

On October 7, 2008 the Company filed a Certificate of Amendment with the Nevada Secretary of State changing its name to Total Nutraceutical Solutions.

On October 27, 2008, the Company issued 5,050,000 unregistered shares of its common stock, par value $0.001, from its treasury to thirteen individuals in exchange for $505,000 cash. The Company sold these shares to further capitalize the Company. The Company relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. The offer and sale did not involve a public offering and there was not any general solicitation or general advertising involved in the offer or sale.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures
------------------------------------------------

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our President (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and chief financial officer initially concluded that our disclosure controls and procedures were not effective.


Management's Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of July 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of July 31, 2008.

Management believes that the material weaknesses set forth in items (2) and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.


Management's Remediation Initiatives
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.
And, on August 28, 2008, we appointed outside directors to our board of directors who shall appoint an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of the outside directors, who shall appoint a fully functioning audit committee, will remedy the lack of a functioning audit committee.

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2009.

Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


Item 9B. Other Information.

None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.



Name                       Age        Position               Appointed
--------------------       ---        ------------------   ------------------
Marvin S. Hausman, M.D.    67         Chairman/CEO         August 28, 2008
Frank Arnone               61         Director/President   July 19, 2007
Phil A. Sobol MD           54         Director             August 28, 2008
Elliot A. Shelton Esq.     58         Director             August 28, 2008
------------------------------------------------------------------------------

Biography of Marvin S. Hausman MD, Chairman and CEO
----------------------------------------------------

Dr. Hausman received his MD degree from New York University School of Medicine in 1967 and is a Board Certified Urological Surgeon. He has 30 years of drug development and clinical care experience at various pharmaceutical companies, including working in conjunction with Bristol-Myers International, Mead-Johnson Pharmaceutical Co., and E.R. Squibb.

Dr. Hausman has recently resigned as President, Chief Executive Officer, Acting Principal Accounting and Financial Officer and Chairman of the Board of Oxis International, Inc. and remains a director. Dr. Hausman served as a director and as Chairman of the Board of Axonyx from 1997 until the merger of Axonyx into Torrey Pines Therapeutics in October 2006, and had served as President and Chief Executive Officer of Axonyx from 1997 until September 2003 and March 2005, respectively. Dr. Hausman was a co-founder of Medco Research Inc., a pharmaceutical biotechnology company specializing in adenosine products which was subsequently acquired by King Pharmaceuticals. He has also served as a director of Arbios Technologies, Los Angeles, CA from 2003-2005 and of Regent Assisted Living, Inc., Portland, OR, from 1996-2001.

Dr. Hausman has done residencies in General Surgery at Mt. Sinai Hospital in New York, and in Urological Surgery at U.C.L.A. Medical Center in Los Angeles. He also worked as a Research Associate at the National Institutes of Health, Bethesda, Maryland. He has been a Lecturer, Clinical Instructor and Attending Surgeon at the U.C.L.A. Medical Center Division of Urology and Cedars-Sinai Medical Center, Los Angeles. He has been a Consultant on Clinical/ Pharmaceutical Research to various pharmaceutical companies, including Bristol-Meyers International, Mead-Johnson Pharmaceutical Company, Medco Research, Inc., and E.R. Squibb.

Dr. Hausman is President of Northwest Medical Research Partners, Inc. a firm specializing in the identification and acquisition of breakthrough pharmaceutical and nutraceutical products and which has assigned certain intellectual property to the Company in consideration for 3,500,000 shares of the Company's common stock. He is also a scientific consultant to Golden Gourmet Mushrooms of San Marcos, CA, and has developed a novel product called Mushroom Matrix, a potent natural organic antioxidant mushroom complex for use in humans and animals.


Biography of Frank Arnone, President and Director
-------------------------------------------------

Frank Arnone received his Bachelor of Arts in Marketing from Long Island University in 1972. He has over 25 years of experience in consumer marketing at various restaurant companies at both the regional and national level. While working in this industry his emphasis was on brand development, research and design of new products and the implementation of advertising and media planning.

He is the founder and president of Sir Toms Tobacco Emporium a small retail chain which focuses' on specialty products for the male consumer.


Biography of Philip A. Sobol, M.D., Director
--------------------------------------------

Dr. Sobol is a practicing Orthopedic Surgeon who is the managing director of Sobol Orthopedic Medical Group, Inc., of Southern California. Dr. Sobol is certified by the American Board of Orthopedic Surgery and a Fellow of the American Academy of Orthopedic Surgery. Dr. Sobol currently serves as a director of Duska Therapeutics, Inc. Since 2004 he has been a member of S&B Surgery Center Board of Directors, and from 1984 until 1993 he was an Assistant Clinical Professor at the University of Southern California. Dr. Sobol received his BA degree from the University of Rochester, Rochester, New York and a Medical Doctorate degree from the University of Southern California, Los Angeles, California.


Biography of Elliot L. Shelton, Director
----------------------------------------

Mr. Shelton received his law degree from Pepperdine University in 1975 and from 1975 until the present has practiced law in the State of California. He has been Of Counsel, from September 1998 to date, to Fenigstein and Kaufman, a Professional Corporation, and the President of Elliot L. Shelton, a Professional Corporation. From 1999 to the present, he has been President and Director of the Assisted Living foundation of America, a non-profit corporation. Mr. Shelton has worked as a partner in several law firms, including Mitchell, Silberberg & Knupp, Shea & Gould and, Gold, Marks, Ring & Pepper.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in his 16(a) reports.


Board of Directors
------------------

Our board of directors currently consists of: Marvin S. Hausman, M.D., Frank Arnone, Phil A. Sobol M.D. and Elliot A. Shelton Esq.. Our directors serve one-year terms.

Audit Committee
---------------

The company does not presently have an Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.


Code of Ethics
--------------

We have not adopted a Code of Ethics for the Board and any salaried employees.


Limitation of Liability of Directors
------------------------------------

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Total Nutraceutical Solutions. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Total Nutraceutical Solutions shares, unless the transaction is approved by Total Nutraceutical Solutions' Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Total Nutraceutical Solutions.


Item 11. Executive Compensation.


The following table sets forth summary compensation information for the fiscal year ended July 31, 2008 for our Chief Executive Officer, who was appointed on August 14, 2006. We did not have any executive officers as of the year end of July 31, 2008 who received any compensation.


Compensation
------------

As a result of the Company's current limited available cash, no officer or director received compensation since July 19, 2007 (inception) of the company through the fiscal years ending July 31, 2008 and July 31, 2007. We intend to pay salaries when cash flow permits.


Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                             Year                           Compen-
                             Ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  July 31  ($)    ($)    ($)       ($)      ($)
----------------------------------------------------------------------------
Frank Arnone       CEO/Dir.  2008    -0-    -0-      -0-     -0-        -0-
                             2007    -0-    -0-      -0-     -0-        -0-


We do not have any employment agreements with our officers/directors. We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officers or directors from inception through fiscal year end July 31, 2008.


Outstanding Equity Awards at Fiscal Year-Ending July 31, 2008
-------------------------------------------------------------

We did not have any outstanding equity awards as of July 31, 2008.

Option Exercises for Fiscal Year-Ending July 31, 2008
-----------------------------------------------------

There were no options exercised by our named executive officer in fiscal year ending July 31, 2008.

Potential Payments Upon Termination or Change in Control
--------------------------------------------------------

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation
---------------------

We did not pay our directors any compensation during fiscal years ending July 31, 2008 or July 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on October 27, 2008 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors. The percentage of beneficial ownership for the following table is based on 55,923,750 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after October 27, 2008 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Total Nutraceutical Solutions' common stock.

                                                     Amount
Title     Name and Address                           of shares      Percent
of        of Beneficial                              held by          of
Class     Owner of Shares         Position           Owner          Class(1)
----------------------------------------------------------------------------
Common     Marvin S. Hausman, M.D.  Chairman/CEO     20,000,000 (2)  35.7%
Common     Frank Arnone             Pres./Director      500,000       0.9%
Common     Phil A. Sobol, MD        Director            500,000 (3)   0.9%
Common     Elliot A. Shelton, Esq.  Director          2,000,000 (4)   3.6%
---------------------------------------------------------------------------
All Executive Officers, Directors
as a Group  (4 persons  )                            23,000,000      41.1%

(1) Such figures are based upon 55,923,750 shares of our common stock outstanding as of October 27, 2008. Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(2) This number does not include 3,500,000 common shares owned by the children of Marvin S. Hausman, M.D.

(3) This number does not include 500,000 common shares owned by the Philip and Debra Sobol Trust.

(4) This number does not include 500,000 common shares of common stock owned by the wife of Elliot A. Shelton, Esq.


We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

The company's President has contributed office space for our use. There is no charge to us for the space. Our officer will not seek reimbursement for past office expenses.

Through a Board Resolution, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform audited financials for the Company. Moore & Associates, Chartered own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

The company has acquired from Northwest Medical Research Partners
Inc., which is controlled by Marvin S. Hausman, M.D., the newly appointed director and CEO of the Company, in exchange for 3.5 million shares of common restricted stock, an Assignment and Assumption Agreement, effective July 31, 2008, pursuant to which the Company has assumed the obligations of NW Research Partners to maintain the patent prosecution associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property.

Item 14. Principal Accountant Fees and Services.

Moore & Associates, Chartered served as our principal independent public accountants for fiscal years ending July 31, 2008 and July 31, 2007. Aggregate fees billed to us for the years ended July 31, 2008 and 2007 by Moore & Associates were as follows:


                                                         For the Years Ended
                                                               July 31,
                                                         -------------------
                                                            2008      2007
                                                         -------------------
(1) Audit Fees(1)                                          $3,000     $1,000
(2) Audit-Related Fees                                     $3,000     $1,000
(3) Tax Fees                                                 -0-        -0-
(4) All Other Fees                                           -0-        -0-

Total fees paid or accrued to our principal accountant


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission.


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our President pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our director(s) then makes a determination to approve or disapprove the engagement of Moore & Associates for the proposed services. In the fiscal year ending July 31, 2008, all fees paid to Moore & Associates were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:


(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       28
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4
Statements of Cash Flows                                              F-5


(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
3.1        Articles of Incorporation,            SB-2          3.1   08/06/2007
           as currently in effect
-------------------------------------------------------------------------------
3.2        Bylaws                                SB-2          3.2   08/06/2007
           as currently in effect
-------------------------------------------------------------------------------
3.3        Amended Articles of Merger            8-K           3.3   10/13/2008
           Incorporation as currently
           in effect
-------------------------------------------------------------------------------
10.1       Exclusive Option Agreement            8-K          10.1   09/04/2008
           dated May 1, 2006, between
           The Penn State Research
           Foundation and Northwest
           Medical Research Inc.
-------------------------------------------------------------------------------
10.2       Assignment Agreement to the           8-K          10.2   09/04/2008
           Option Agreement, dated
           July 31, 2008, among The Penn
           State Research Foundation,
           Northwest Medical Research Inc.
           and Generic Marketing
           Services, Inc.
-------------------------------------------------------------------------------
10.3       Assignment and Assumption             8-K          10.3   09/04/2008
           Agreement, dated July 31, 2008,
           between Northwest Medical
           Research Inc. and Generic
           Marketing Services, Inc.
-------------------------------------------------------------------------------
23.1       Consent Letter from Moore     X
           and Associates Chartered
-------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Total Nutraceutical Solutions
Formerly known as
Generic Marketing Solutions, Inc.
----------------------------------
        Registrant


By: /s/ Frank Arnone
    ----------------
        Frank Arnone
        President

Date:  October 27, 2008
       ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name


By: /s/ Frank Arnone
    --------------------------------
        Frank Arnone
        President, Secretary,
        Treasurer and Director
        (Principal Executive,
        Principal Financial and
        Principal Accounting Officer)


Date:  October 27, 2008
       ------------------