Form 10-Q
period 2008-09-30
Total Nutraceutical Solutions
filed 2008-11-14
CIK 1408299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                        Commission file number   0-52864

                         TOTAL NUTRACEUTICAL SOLUTIONS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               ------------------

              Nevada                                          26-0561199
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

              2811 Reidville Road, Suite 23, Spartanburg, SC  29301
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (864) 316-2909

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of November 13, 2008 the registrant had outstanding 49,423,750 shares of its $0.001 par value Common Stock.

                              Table of Contents
                         Total Nutraceutical Solutions
                              Index to Form 10-Q
           For the Quarterly Period Ended September 30, 2008


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of September 30, 2008 and July 31, 2008              3

   Statements of Income for the three months
     ended September 30, 2008 and 2007                                    4

   Statements of Cash Flows for the three months
    ended September 30, 2008 and 2007                                     5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.  Controls and Procedures                                         15

Part II  Other Information

Item 1.  Legal Proceedings                                               17

Item 1A.  Risk Factors                                                   17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     17

Item 3 -- Defaults Upon Senior Securities                                18

Item 4 -- Submission of Matters to a Vote of Security Holders            18

Item 5 -- Other Information                                              18

Item 6.  Exhibits                                                        19

Signatures                                                               20


Part I.  Financial Information

Item 1.  Financial Statements


                       Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                       (A Development Stage Company)
                               Balance Sheets


Balance Sheets
                                                September 30,
                                                    2008         July 31,
                                                 (unaudited)       2008
                                                -------------  -------------
ASSETS

Current assets:
   Cash and equivalents                         $    423,405   $     35,031
                                                -------------  -------------
     Total current assets                            423,405         35,031
                                                -------------  -------------
TOTAL ASSETS                                    $    423,405   $     35,031
                                                =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     1,500          1,500
                                                -------------  -------------
     Total liabilities                                 1,500          1,500
                                                -------------  -------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
    Shares authorized, none issued                         -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized; 59,423,750, 50,873,750
    issued as of 9/30/08 and 7/31/08,
    respectively                                      59,424         50,874
   Additional paid-in capital                        486,026        (10,424)
   Subscriptions receivable                         (105,000)             -
   (Deficit) accumulated during development
    stage                                            (18,545)        (6,919)
                                                -------------  -------------
     Total stockholders' equity                      421,905         33,531
                                                -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    423,405   $     35,031
                                                =============  =============

   The accompanying notes are an integral part of these financial statements.

                       Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
\                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)


Statements of Operations

                            For the           For the
                          Three Months      Nine Months      July 19, 2007
                             Ending            Ending       (inception) to
                          September 30,     September 30,    September 30,
                              2008              2008             2008
                        ----------------  ----------------  ----------------
Revenue                 $             -   $             -   $             -
                        ----------------  ----------------  ----------------

Expenses:
Organizational Costs                  -                 -               400
General & Administrative
 expenses                        16,645            18,145            18,145
                        ----------------  ----------------  ----------------
   Total expenses                16,645            18,145            18,545
                        ----------------  ----------------  ----------------
Net loss before income
 taxes                          (16,645)          (18,145)          (18,545)

Provision for income tax              -                 -                 -
                        ----------------  ----------------  ----------------

Net income (loss)       $       (16,645)  $       (18,145)  $       (18,545)
                        ================  ================  ================

Net (loss) per share    $          0.00   $         (0.00)
                        ================  ================

Weighted average number of
 common shares outstanding   16,699,000        16,699,000
                        ================  ================


  The accompanying notes are an integral part of these financial statements.

                       Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                       (A Development Stage Company)
                          Statements of Cash Flow
                                (Unaudited)


Statements of Cash Flow

                                            For the Nine    July 19, 2007
                                            Months Ending   (inception) to
                                            September 30,    September 30,
                                                2008             2008
                                          ----------------  ----------------
Operating activities:
  Net income (loss)                       $       (18,145)  $       (18,545)
  Adjustments to reconcile
    net (loss) to net cash (used) by
    operating activities:
      Increase in accounts payable                  1,500             1,500
                                          ----------------  ----------------
Net cash (used) by operating activities           (16,645)          (17,045)
                                          ----------------  ----------------

Financing activities:
  Issuance of common stock                         45,050            59,424
  Subscriptions receivable                       (105,000)         (105,000)
  Additional paid-in capital                      499,950           485,976
  Contributed capital                                  50                50
                                          ----------------  ----------------
Net cash provided by financing activities         440,050           440,450
                                          ----------------  ----------------

Net increase (decrease)
 in cash                                          423,405           423,405
Cash - beginning                                        -                 -
                                          ----------------  ----------------
Cash - ending                             $       423,405   $       423,405
                                          ================  ================

Supplemental disclosures:
   Interest paid                          $             -   $             -
                                          ================  ================
   Income taxes paid                      $             -   $             -
                                          ================  ================
   Non-cash activities                    $             -   $             -
                                          ================  ================

  The accompanying notes are an integral part of these financial statements.

                       Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended July 31, 2008 and notes thereto included in the Company's 10-KSB annual report. The
Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Year-End
--------

The board of directors approved a change in fiscal year-end financials to December 31.


NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(18,545) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                       Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements


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

On August 13, 2007, record shareholders of the Company's common stock were entitled to receive a special stock dividend of Generic Marketing Services, Inc., a Nevada corporation, a wholly owned subsidiary of Basic
Services, Inc.   This subsidiary was formed to focus on marketing
pharmaceutical and over-the-counter products, as compared to developing products. This spin off will allow both companies to focus on their different business plans and not compete in accessing funding in capital markets.

On October 25, 2007, the record shareholders received one (1) common share, par value $0.001, of Generic Marketing Services common stock for every share of Basic Services, Inc. common stock owned. The Generic Marketing Services stock dividend is based on 10,873,750 shares of Basic Services, Inc. common stock that were issued and outstanding as of the record date. Subsequently, 10,873,750 shares were issued to the shareholders of Generic Marketing Services, Inc., now known as Total Nutraceutical Solutions.

On July 10, 2008, the Company issued 40,000,000 unregistered shares of its common stock, par value $0.001, from its treasury to fifteen individuals in exchange for $40,000 cash.

On September 4, 2008, the Company issued 3,500,000 unregistered restricted shares of its common stock, par value $0.001, from its treasury to Northwest Medical Research Partners, Inc., in exchange for an Assignment and Assumption Agreement, pursuant to which the Company has assumed the obligations of NW Research Partners to maintain the patent prosecution associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property.

                       Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 4 - STOCKHOLDERS' EQUITY (Continued)


On September 30, 2008, the Company received $400,000 cash and $105,000 in subscriptions receivable to issue 5,050,000 unregistered shares of its common stock, par value $0.001, to thirteen individuals at $0.10 per share. This offering also included one warrant for every two shares purchased. The warrant is exercisable at $0.25, callable at the option of the company at $0.001, if the stock traded at $0.50 per share for 2 consecutive days. The Company sold these shares to further capitalize the Company. The Company relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. The offer and sale did not involve a public offering and there was not any general solicitation or general advertising involved in the offer or sale.

There have been no other issuances of common or preferred stock.



NOTE 5 - SUBSEQUENT EVENTS

On October 7, 2008 the Company filed a Certificate of Amendment with the Nevada Secretary of State changing its name to Total Nutraceutical Solutions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations.
All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

Total Nutraceutical Solutions, was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on July 19, 2007. On October 8, 2008, the Company filed amended Articles with the Secretary of State of the State of Nevada to change its corporate name to Total Nutraceutical Solutions.

We are a developmental stage company which plans to create and execute sales and marketing programs with the goal of demonstrating our ability to maximize our sales performance for nutraceutical products. Management is currently working on its own formulations to produce, manufacture and market is own line of over-the-counter products, specifically nutraceutical products. The Company has not developed nor produced any products at the close of its fiscal year. Emphasis has been placed on raising sufficient capital to develop these products. On October 8, 2008, the Company closed a private offering whereby the Company raised $505,000 in exchange for 5,050,000 unregistered shares of its common stock. This figure does not include an additional $25,000 raised in this offering which will equate to the issuance of an additional 250,000 when the funds have cleared. These funds will be used to develop and market nutraceutical products.


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

Results of Operations for the quarter ended September 30, 2008
--------------------------------------------------------------

We earned no revenues since our inception on July 19, 2007 through September 30, 2008. We do not anticipate earning any significant revenues until such time as we can bring to the market a nutraceutical product(s). We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing any nutraceutical product(s).

For the period since inception through September 30, 2008, we generated no income. Since our inception on July 19, 2007 we experienced a net loss of $(18,545). Our loss was attributed to organizational expenses, accounting and legal fees. We anticipate our operating expenses will increase as we start to develop and market nutraceutical product(s). We anticipate our ongoing operating expenses will also increase since we are a reporting company under the Securities Exchange Act of 1934.


Revenues
--------

We generated no revenues for the period from August 14, 2006 (inception) through September 30, 2008. We do not anticipate generating any revenues for at least 6-12 months.


Going Concern
-------------

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.


Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

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

Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees.
-----------------------------------------------

As of September 30, 2008, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

Our balance sheet as of September 30, 2008 reflects cash of $423,405 and current liabilities of $1,500. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

On October 8, 2008, we issued 5,050,000 unregistered shares of our common stock, par value $0.001, from our treasury to thirteen individuals in exchange for $505,000 cash. This figure does not include an additional $25,000 raised in this offering which will equate to the issuance of an additional 250,000 when the funds have cleared. Management believes it has sufficient funds to remain operational for next twelve months.

As a result of the Company's current limited available cash, no officer or director received cash compensation during the quarter ended September 30, 2008. The Company has no employment agreements in place with its officers.


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

New Accounting Standards
------------------------

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

We are committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

The evaluation examined those disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of September 30, 2008.

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

Additional procedures were performed in order for management to conclude with reasonable assurance that the Company's financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

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

(b)  Management's Remediation Initiatives
-----------------------------------------

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

(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual
Report on Form 10-K for the fiscal year ended July 31, 2008 and the discussion in Item 1, above, under "Financial Condition - Liquidity and Capital resources.

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

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

On September 4, 2008, the Company issued 3,500,000 unregistered restricted shares of its common stock, par value $0.001, from its treasury to Northwest Medical Research Partners, Inc., in exchange for an Assignment and Assumption Agreement, pursuant to which the Company has assumed the obligations of NW Research Partners to maintain the patent prosecution associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property. These shares will not be registered under the Securities Act of 1933, as amended (the "Act") and were issued in the reliance upon the exemption from registration provided by section 4(2) of the Act, on the basis that the transaction does not involve a public offering.

On September 30, 2008, the Company issued 5,050,000 unregistered shares of its common stock, par value $0.001, from its treasury to thirteen individuals in exchange for $505,000 cash. This figure does not include an additional $25,000 raised in this offering which will equate to the issuance of an additional 250,000 when the funds have cleared. This offering also included one warrant for every two shares purchased. The warrant is exercisable at $0.25, callable at the option of the company at $0.001, if the stock traded at $0.50 per share for 2 consecutive days. The Company relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. The offer and sale did not involve a public offering and there was not any general solicitation or general advertising involved in the offer or sale.


Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

On or about November 1, 2008, Marvin Hausman, M.D., Chief Executive Officer of the Company returned to the Treasury and the Company cancelled 10,000,000 shares of its common stock, $0.001 par value per share, that had been issued and outstanding in the name of Marvin Hausman, M.D. Following the cancellation of these shares, the Company has 45,923,750 common shares issued and outstanding.

Item 6 -- Exhibits


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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Total Nutraceutical Solutions
                                         -----------------------------
                                                   Registrant

Date:  November 13, 2008                  By: /s/ Frank Arnone
       -----------------                  --------------------
                                                  Frank Arnone
                                                  President