Form 10-K
period 2008-12-31
Total Nutraceutical Solutions
filed 2009-03-31
CIK 1408299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes[_] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year.:

The aggregate market value of the issuer's common stock held by non-affiliates of the registrant as of February 13, 2009, was approximately $18,297,300, based on $0.56, the price at which the registrant's common stock was last sold on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 30, 2009, there were 49,673,750 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                           Page

ITEM 1.  BUSINESS                                                          5

ITEM 2.  PROPERTIES                                                       23

ITEM 3.  LEGAL PROCEEDINGS                                                23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              23

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS        24

ITEM 6.  SELECTED FINANCIAL DATA                                          26

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          26
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      32

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                 33
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                          33

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE           36

ITEM 11. EXECUTIVE COMPENSATION                                           39

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                 43
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   44
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                           45

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                          46

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

o  ability to recruit and hire key employees;

o inability of management to effectively implement our strategies and business plans; and

o  other risks and uncertainties detailed in this report.

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

Basic Services has been engaged in the development of generic pharmaceutical Products its management decided to focus its attention on generic product development, and spin off its marketing segment. Basic Services formed a subsidiary, which solely focused on marketing products, as compared to developing products. On December 31, 2007, Basic Services decided to spin off its subsidiary.

On October 8, 2008, the Company filed amended Articles with the Secretary of State of the State of Nevada to change its corporate name to "Total Nutraceutical Solutions."


Our Business
------------

Total Nutraceutical Solutions "(the Company") is an emerging nutraceutical company with a focus on discovering, formulating and marketing products composed primarily of organic natural mushrooms that contain bioactive nutrients for potential health benefits. The Company develops production and analytic technologies for food and nutritional supplements composed primarily of mushrooms and their mycelial biomasses. Novel clinical models and biomarkers will be used to show nutritional and clinical efficacy of our products. In addition to preventative healthcare formulations and nutritional approaches to a wide variety of human conditions and illnesses, the Company also develops and acquires breakthrough nutritional tools and products in the fields of animal husbandry and livestock feeds.


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

We anticipate that the company will sell directly to consumers products that have been designed by the company and produced by outside contract manufacturers. Management is currently working on its own formulations to produce, manufacture and market a line of over-the-counter products, specifically nutraceutical products. Management defines nutraceutical as "a food or naturally occurring food supplement thought to have a beneficial effect on human and/or animal health." The Company had not developed nor produced any products at the close of its fiscal year. Emphasis has been placed on raising sufficient capital to develop these products. On October 8, 2008, the Company closed a private offering whereby the Company raised $530,000 in exchange for 5,30,000 unregistered shares of its common stock. These funds will be used to develop and market nutraceutical products.

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


Marketing Strategy
------------------

We believe our potential for growth involves the development of nutraceutical product(s) that can be marketed and sold through physicians and health care professionals, retail channels in North America and through distributors internationally, in addition to wholesalers and multi-level marketing groups. Retail channels would include independent and chain health food stores, pharmacies, internet sales, grocery and drug chains and other direct to consumer retailers.


Brand Awareness
---------------

The market for nutraceuticals is highly competitive, with many well-known brands. Our ability to compete effectively and generate revenue will be based upon our ability to differentiate awareness of our products from those of our competitors. However, advertising, packaging and labeling of such products will be limited by various regulations. Our success will be dependent upon our ability to convey this message to consumers.

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


We face challenges in developing new products, primarily with funding development costs and diversion of management time. On a regular basis, we will evaluate opportunities to develop new products through product line extensions and product modifications. There is no assurance that we will successfully develop product line extensions or integrate newly developed products into our business. In addition, there are no assurances that newly developed products will contribute favorably to our operations and financial condition. Our failure to develop and introduce new products on a timely basis could adversely affect our future operating results.


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



Total Nutraceutical Solutions Funding Requirements
--------------------------------------------------

The Company opened a private placement offering to sell to selected offerees a minimum of 1,200,000 Units and a maximum of 3,000,000 Units, at an offering price of $0.50 per Unit. Each Unit is comprised of two shares of the Company's Common Stock, $0.001 par value, and two, three year callable Warrants - an "A" Warrant to purchase one share of Common Stock at an exercise price of $0.75 per share and a "B" Warrant to purchase one share of Common Stock at an exercise price of $1.00 per share.

The minimum offering is 1,200,000 Units. All subscription funds for the purchase of Units will be kept in a non-interest bearing attorney escrow account. These funds will be released and available to the Company after the minimum of $600,000 in subscription investments is received in escrow. If the minimum of 1,200,000 Units is not reached in this Offering by the Offering closing date, offerees have sole discretion to release funds to the Company, in writing, pursuant to the terms of this offering or to demand a complete
refund of their monies related to this offering.   The proceeds from this
offering will be utilized for operating expenses and for the purchase of certain business assets from Golden Gourmet Mushrooms, Inc.

At December 31, 2008 no shares had been sold under this private placement offering.

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


Recent Event
------------

The Company announced on February 17, 2009 that it signed an agreement with Hokto Kinoko Co. to acquire mushroom spent substrate from the Hokto facility in San Marcos, CA. The 250,000 square foot growing facility for fresh specialty mushrooms has the potential at full capacity to produce 20-25 tons of spent substrate per day. The Company plans to develop and market this material as an animal feed additive with nutritional value via collaborative research with the Department of Food Science at Pennsylvania State University.

Mushroom substrate waste is defined as the spent substrate (growing media) and all mushroom residuals resulting from cleaning the growing bottles after the harvest of mushroom fruit bodies at the growing facility. The Hokto state-of-the-art facility, the largest of its kind in the United States, will produce the following mushrooms: Brown Beech (Buna Shimeji), White Beech (Bunapi)(tm), King Trumpet (Pleurotus eryngii), and Maitake.

Competition
-----------

The market for nutraceuticals is highly competitive. This market includes manufacturers, distributors and physicians. Numerous manufacturers and distributors will compete with the Company for customers throughout the United States, Canada and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores. Most all of our competitors are substantially larger and more experienced than us and have longer operating histories, and have materially greater financial and other resources than us. We may not be able to successfully compete with them in the marketplace.

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

We also face competition from many large drug companies. Many of these drug companies are substantially larger and more experienced than us, have longer operating histories, and have materially greater financial and other resources than us. These drug companies also have substantially greater political influence and regulatory support for the use of their products.


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

On November 24, 2008, the Company announced that it acquired from The Penn State Research Foundation (PSRF) an option to license an invention entitled "Rapid Generation of Vitamin D2 from Mushrooms and Fungi Using Pulsed UV-light" (The Invention). A U.S. Provisional Patent Application was filed on April 23, 2008 and names Professor Robert B. Beelman, and Graduate Student Michael Kalaras as co-inventors, Department of Food Science, Pennsylvania State University ("PSU").

The PSU scientists recently studied the effect of Pulsed UV light treatment on increasing Vitamin D2 levels in four commonly consumed U.S. mushroom varieties. Pulsed UV light is a technology that delivers energy from light at a high peak power in a short amount of time. A Steripulse(r)- XL 3000 (Xenon Corporation, Wilmington MA) was used for Pulsed UV light exposure. This study demonstrated that after a very short exposure time of about 1 sec (system generates 3 pulses per second) the Vitamin D2 content of these mushroom varieties increased from very little to upwards of 800% DV/serving. Previous studies using continuous UV light has been shown to take several minutes of exposure to obtain similar values.

Vitamin D is a fat-soluble vitamin that has many physiologic roles including maintaining blood levels of phosphorus and calcium, promotion of bone mineralization and calcium absorption, maintaining a healthy immune system, and regulating cell differentiation and growth. Recent studies have also shown a link between vitamin D deficiency and diseases such as cancer, chronic heart disease, inflammatory bowel disease and even mental illness.


Research and Development Activities and Costs
---------------------------------------------

The Company's CEO and Chairman of the Board, Marvin S. Hausman, M.D., beginning in 2006, developed certain intellectual property pursuant to research agreements dated May 1, 2006 and May 20, 2006 in association with Pennsylvania State University. These research endeavors resulted in the filing of U.S. Provisional Patent Application No. 60/782,204, entitled "Identification of Selenoergothioneine as a Natural Organic Form of Selenium from Cultivated Mushrooms." On September 4, 2008, the company acquired from Northwest Medical Research Partners Inc., which is controlled by Dr. Hausman, the director and CEO of the Company, in exchange for 3,500,000 shares of common unregistered restricted stock, an Assignment and Assumption Agreement, effective December 31, 2008, pursuant to which the Company has assumed the obligations of NW Research Partners to maintain the patent prosecution and perform preclinical and clinical research associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property.

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

As discussed in the Notes to Financial Statements included in this annual report, at December 31, 2008 we had working capital of $273,271. We had a net loss of approximately $(121,535) for the period July 19, 2007 (inception) to December 31, 2008.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period July 19, 2007 (inception) to December 31, 2008. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

We believe that in order to establish a successful business we must, among other things, hire personnel to run our day-to-day operations, develop a distribution network and establish a customer base. If we are unable to accomplish one or more of these goals, our business may fail.


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


12. WE ARE AT RISK FOR PRODUCT LIABILITY CLAIMS AND REQUIRE ADEQUATE INSURANCE TO PROTECT US AGAINST SUCH CLAIMS. IF WE ARE UNABLE TO SECURE THE NECESSARY INSURANCE COVERAGE AT AFFORDABLE COST TO PROTECT OUR BUSINESS AGAINST ANY CLAIMS, THEN OUR EXPOSURE TO LIABILITY WILL GREATLY INCREASE AND OUR ABILITY TO MARKET AND SELL OUR PRODUCTS WILL BE MORE DIFFICULT SINCE CERTAIN CUSTOMERS RELY ON THIS INSURANCE IN ORDER TO DISTRIBUTE OUR PRODUCTS .

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

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Total Nutraceutical Solutions common stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: TNUS. The stock was cleared for trading on the OTC-Bulletin Board on November 1, 2007.

Since the Company has been cleared for trading, through March 30, 2009, there have been limited trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the NASD Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


FISCAL 2008                                  HIGH              LOW
--------------------------------             ----              ----

Quarter Ended March 31, 2008                 0.30              0.30
Quarter Ended June 30, 2008                  0.30              0.30
Quarter Ended September 30, 2008             0.30              0.30
Quarter ended December 31, 2008              0.51              0.30


(b) Holders of Common Stock

As of March 30, 2009, there were approximately 115 holders of record of our Common Stock and 49,673,750 shares outstanding.

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

In August 2008, the Company issued 3,000,000 unregistered shares of its common stock and in September 2008, the Company issued 2,050,000 unregistered shares of its common stock, in December 2008, the Company issued 250,000 unregistered shares of its common stock, par value $0.001, from its treasury to individuals in exchange for $530,000 cash. This offering also included one warrant for every two shares purchased. The warrant is exercisable at $0.25, callable at the option of the company at $0.001, if the stock traded at $0.50 per share for 20 consecutive days.

The Company relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. The offer and sale did not involve a public offering and there was not any general solicitation or general advertising involved in the offer or sale.

In September 2008, the Company issued 3,500,000 unregistered restricted shares of its common stock, par value $0.001, from its treasury to Northwest Medical Research Partners, Inc., in exchange for an Assignment and Assumption Agreement, pursuant to which the Company has assumed the obligations of NW Research Partners to maintain the patent prosecution associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property.

These shares will not be registered under the Securities Act of 1933, as amended (the "Act") and were issued in the reliance upon the exemption from registration provided by section 4(2) of the Act, on the basis that the transaction does not involve a public offering.

There have been no other issuances of common or preferred stock at December 31, 2008.


Issuer Purchases of Equity Securities
-------------------------------------

We did not repurchase any of our equity securities during the years ended December 31, 2008 or 2007.

Cancellation of Shares
----------------------

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

Results of Operations for the year ended December 31, 2008
----------------------------------------------------------

We earned no revenues since our inception on July 19, 2007 through December 31, 2008. We do not anticipate earning any significant revenues until such time as we can bring to the market a nutraceutical product(s). We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing any nutraceutical product(s).

For the period since inception through December 31, 2008, we generated no income. Since our inception on July 19, 2007 we experienced a net loss of $(121,535). Our loss was attributed to accounting and legal fees, consulting fees travel expenses and stock transfer agent fees. For the year ending December 31, 2008, we lost $(121,135) versus a loss of $(400) for the same period last year. We anticipate our operating expenses will increase as we start to develop and market nutraceutical product(s). We anticipate our ongoing operating expenses will also increase since we are a reporting company under the Securities Exchange Act of 1934.

Revenues
--------

We generated no revenues for the period from July 19, 2007 (inception) through December 31, 2008. We do not anticipate generating any revenues for at least 6-12 months.


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

Significant changes in the number of employees
-----------------------------------------------

As of December 31, 2008, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of December 31, 2008 reflects cash of $273,171, current assets of $498,700 and current Liabilities of $58,420. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Management believes it has sufficient funds to remain operational for the next twelve months.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital up to approximately $600,000 and we intend to raise the monies by selling equity in our Company. We are in the process of trying to raise capital through a private offering. (See Financial Footnote No. 4.)

There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

In March 3008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheets                                                     F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4-6
Statements of Cash Flows                                           F-7
Notes to Financials                                                F-8


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          -------------------------------------------------------

To the Board of Directors
Total Nutraceutical Solutions
(A Development Stage Company)

We have audited the accompanying balance sheets of Total Nutraceutical Solutions (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the year then ended December 31, 2008, since inception on July 19, 2007 to December 31, 2007, and since inception on July 19, 2007 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Total Nutraceutical Solutions (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the year then ended December 31, 2008, since inception on July 19, 2007 to December 31, 2007, and since inception on July 19, 2007 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of December 31, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $130,526. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    March 6, 2009

    6490 WEST DESERT INN ROAD, NV 89146 (702) 253-7499 Fax (702) 253-7501

                       Total Nutraceutical Solutions
                       (A Development Stage Company)
                               Balance Sheets


Balance Sheets

                                                  December 31,  December 31,
                                                      2008          2007
                                                  ------------  ------------
Assets
Current Assets
   Cash                                           $   273,171   $         -
   Inventory                                          200,000             -
   Prepaids                                            25,529             -
                                                  ------------  ------------
   Total Current Assets                               498,700             -
                                                  ------------  ------------
Total Assets                                      $   498,700   $         -
                                                  ============  ============

Liabilities and Stockholder's Equity
Current Liabilities:
   Accounts Payable                               $     6,495   $         -
   Related Party Payable                               35,387             -
   Notes Payable                                       16,539             -
                                                  ------------  ------------
   Total Current Liabilities                      $    58,420   $         -
                                                  ------------  ------------

Stockholder's Equity
   Preferred stock, $.001 par value, 5,000,000
     shares authorized: no shares issued or
     outstanding                                  $         -   $         -
   Common stock, $.001 par value, 70,000,000
     shares authorized: 49,673,750 and 10,873,750
     issued and outstanding at 12/31/2008 and
     12/31/2007 respectively                           49,674        10,874
   Additional Paid-In Capital                         510,776       (10,474)
   Other Comprehensive Income (Loss)                    1,366             -
   Deficit Accumulated During Development Stage      (121,535)         (400)
                                                  ------------  ------------
   Total Stockholder's Equity                         440,280             -
                                                  ------------  ------------
Total Liabilities and Stockholder's Equity        $   498,700   $         -
                                                  ============  ============

  The accompanying notes are an integral part of these financial statements.

                       Total Nutraceutical Solutions
                       (A Development Stage Company)
                          Statements of Operations

Statements of Operations
                                                    Period         Period
                                                 from July 19,  from July 19,
                                    For the      2007 (Date of  2007 (Date of
                                  Year Ending    Inception) to  Inception) to
                                  December 31,   December 31,   December 31,
                                      2008           2007           2008
                                  -------------  -------------  -------------
Revenue                           $          0   $          0   $          0
                                  -------------  -------------  -------------

Expenses

Consulting fees                         38,967              0         38,967
Advertising and Promotion                  270              0            270
General and Administrative               7,321            400          7,721
Accounting                               7,220              0          7,220
Legal                                   24,247                        24,247
Insurance                                2,321                         2,321
Travel                                  30,874                        30,874
Stock Transfer Agent                     7,335              0          7,335
Interest                                   104                           104
Miscellaneous                            2,478                         2,478
                                  -------------  -------------  -------------
Total Expenses                    $    121,135   $        400   $    121,535
                                  -------------  -------------  -------------

Net income (loss) before
 income taxes                     $   (121,135)  $       (400)  $   (121,535)

Provision for income tax                     0              0              0
                                  -------------  -------------  -------------

Net income (loss)                 $   (121,135)  $       (400)  $   (121,535)
                                  =============  =============  =============

Basic and fully diluted
loss per share                    $      (0.00)  $      (0.00)  $      (0.01)
                                  =============  =============  =============

Basic and fully diluted weighted
average shares outstanding          35,046,354      5,436,875     23,364,236
                                  =============  =============  =============

  The accompanying notes are an integral part of these financial statements.

                       Total Nutraceutical Solutions
                       (A Development Stage Company)
                     Statements of Stockholder's Equity


Statements of Stockholder's Equity

                                                    Other Accumulated
                                                    Comp-  Deficit
          Common             Additional   Stock     rehen-  During
          Stock       Par      Paid   Subscriptions sive  Development
          Shares     Value   In Capital Receivable Income   Stage      Total
        ---------- --------- ---------- ---------- ------ ---------- ----------
Balance-
July 19,
2007 (Date
Of
Inception)       - $      -  $       -  $       -  $    - $       -  $       -

Contrib-
uted
Capital                            400                                     400

Shares
issued to
Basic
Services
stock-
holders 10,873,750   10,874    (10,874)                                      -

Net loss
for year
ending
12/31/2007                                                     (400)      (400)
        ---------- --------- ---------- ---------- ------ ---------- ----------

Balance-
December
31,
2007    10,873,750 $ 10,874  $ (10,474) $       -  $    - $    (400) $       -

Net loss
for period
ending
3/31/2008                                                         -
        ---------- --------- ---------- ---------- ------ ---------- ----------



                       Total Nutraceutical Solutions
                       (A Development Stage Company)
               Statements of Stockholder's Equity (Continued)

                                                    Other Accumulated
                                                    Comp-  Deficit
          Common             Additional   Stock     rehen-  During
          Stock       Par      Paid   Subscriptions sive  Development
          Shares     Value   In Capital Receivable Income   Stage      Total
        ---------- --------- ---------- ---------- ------ ---------- ----------
Balance-
March
31,
2008    10,873,750 $ 10,874  $ (10,474) $       -  $    - $    (400) $       -

Net loss
for period
ending
6/30/2008                                                       100        100
        ---------- --------- ---------- ---------- ------ ---------- ----------

Balance-
June
30,
2008    10,873,750 $ 10,874  $ (10,474) $       -  $    - $    (300) $     100

Shares
issued-
July
2008    40,000,000   40,000          -                                  40,000

Contri-
buted
Capital                             50                                      50

Shares
issued-
August
2008     3,000,000    3,000    297,000                                 300,000

Shares
issued-
September
2008     2,050,000    2,050    202,950   (105,000)                     100,000

Shares
issued
for
agreement-
September
2008     3,500,000    3,500     (3,500)                                      -




                       Total Nutraceutical Solutions
                       (A Development Stage Company)
               Statements of Stockholder's Equity (Continued)

                                                    Other Accumulated
                                                    Comp-  Deficit
          Common             Additional   Stock     rehen-  During
          Stock       Par      Paid   Subscriptions sive  Development
          Shares     Value   In Capital Receivable Income   Stage      Total
        ---------- --------- ---------- ---------- ------ ---------- ----------
Net loss
for period
ending
9/30/2008                                                   (18,245)   (18,245)
        ---------- --------- ---------- ---------- ------ ---------- ----------

Balance-
September
30,
2008    59,423,750 $ 59,424  $ 486,026  $(105,000) $    - $ (18,545) $ 421,905

Subscr-
iption
receivable
payment-
October
2008                                      105,000                      105,000

Shares
returned
to
Treasury-
November
2008   (10,000,000) (10,000)                                           (10,000)

Shares
issued-
December
2008       250,000      250     24,750              1,366               26,366

Net loss
for
period                                                     (102,990)  (102,990)
        ---------- --------- ---------- ---------- ------ ---------- ----------

Balance-
December
31,
2008    49,673,750 $ 49,674  $ 510,776  $       -  $1,366 $(121,535) $ 440,280
        ========== ========= ========== ========== ====== ========== ==========

  The accompanying notes are an integral part of these financial statements.

                       Total Nutraceutical Solutions
                       (A Development Stage Company)
                          Statements of Cash Flows

Statements of Cash Flows
                                                    Period         Period
                                                 from July 19,  from July 19,
                                    For the      2007 (Date of  2007 (Date of
                                  Year Ending    Inception) to  Inception) to
                                  December 31,   December 31,   December 31,
                                      2008           2007           2008
                                  -------------  -------------  -------------
OPERATING ACTIVITIES:

  Net Loss                        $   (121,135)  $       (400)  $   (121,535)

    Inventory                         (200,000)             -       (200,000)
    Prepaids                           (25,529)             -        (25,529)
    Increase (decrease) in
      Related Party Payable             35,387              -         35,387
    Increase (decrease) in
      Accounts Payable                   6,495              -          6,495
                                  -------------  -------------  -------------
      Net Cash (Used) Provided
      by Operating Activities         (304,783)          (400)      (305,183)
                                  -------------  -------------  -------------

INVESTING ACTIVITIES:

  Investment in Software
    Resellers Agreement                      -              -              -
                                  -------------  -------------  -------------
      Net Cash (Used) Provided
      by Investing Activities               -              -              -
                                  -------------  -------------  -------------

FINANCING ACTIVITIES:

  Notes Payable                         16,539              -         16,539
  Proceeds from sale of
    common stock                        38,800         10,874         49,674
  Proceeds from additional paid
    in Capital                         521,250        (10,474)       510,776
  Proceeds from other
    comprehensive income                 1,366              -          1,366
                                  -------------  -------------  -------------
      Net Cash Provided by (Used
      in) Financing Activities         577,954            400        578,354
                                  -------------  -------------  -------------

Net change in cash                     273,171              -        273,171

Cash, Beginning of Period                    -              -              -
                                  -------------  -------------  -------------

Cash, End of Period               $    273,171   $          -   $    273,171
                                  =============  =============  =============

Supplement Cash Flow Information
  Interest Expense Paid           $        104   $          -   $        104
                                  =============  =============  =============

  The accompanying notes are an integral part of these financial statements.

                      Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                             December 31, 2008


NOTE 1 - General Organization and Business

The Company was organized July 19, 2007 (Date of Inception) under the laws of the State of Nevada, as Generic Marketing Services, Inc. The Company was incorporated as a subsidiary of Basic Services, Inc., ("Basic"), a Nevada corporation. The Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State in November 2008 to change its corporate name from Generic Marketing Services to Total Nutraceutical
Solutions.  The Company was incorporated to conduct any legal business.   The
Company plans to develop a sales staff to market generic pharmaceutical products.


NOTE 2 - Summary of Significant Accounting Practices

The Company had cash assets of $273,171 and current liabilities of $58,420 as of December 31, 2008. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. At December 31, 2008 and December 31, 2007 the Company had no dilutive common stock equivalents outstanding.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the periods shown.

                      Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                             December 31, 2008


NOTE 2 - Summary of Significant Accounting Practices - Continued

Year-end
--------
The board of directors approved a change in fiscal year-end financials to December 31.

Advertising
-----------
Advertising is expensed when incurred. Advertising costs incurred were $270 at December 31, 2008. There was no advertising cost incurred at December 31, 2007.

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


Cash and Cash Equivalents
-------------------------
Cash and cash equivalents consists of cash on deposit and term deposits with a maturity of less than three months from the date of purchase.

Organizational costs
--------------------
Costs of startup activities, including organizational and incorporation costs are expensed as incurred.

Fair Value of Financial Instruments
-----------------------------------
The carrying value of cash, and accounts payable and accrued liabilities approximate their fair value because of their short maturity of these instruments.

                      Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                             December 31, 2008


NOTE 2 - Summary of Significant Accounting Practices - Continued

Fair Value Measurements
-----------------------
The Company has partially adopted Financial Accounting Standards Board (FASB) SFAS No. 157, Fair Value Measurements (SFAS 157), pursuant to the provisions of FSP FAS 157-2, which deferred the effective date of SFAS 157 for non-financial assets and liabilities. The provisions of SFAS 157 are applicable to all of the Company's financial assets and liabilities that are measured and recorded at fair value. SFAS 157 defines fair value, establishes a new framework for measuring fair value, and expands related disclosure. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by SFAS 157 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. The Company's Level 1 assets include cash equivalents.
Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. The Company has no Level 2 assets or liabilities.
Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.


                      Quoted         Significant
                     Prices in          Other     Significant      Balance
                  Active Markets for  Observable  Unobservable      as of
                   identical assets     Inputs      Inputs       December 31,
                      (Level 1)        (Level 2)   (Level 3)         2008
                  ------------------  ----------  ------------  -------------
Cash              $          273,171  $        0  $          0  $     273,171
Accounts Payable  $           41,882  $        0  $          0  $      41,882
Note Payable      $           16,539  $        0  $          0  $      16,539

Because of the short term nature of these assets and liabilities the carrying value approximates the fair value at December 31, 2008.

                      Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                             December 31, 2008


NOTE 2 - Summary of Significant Accounting Practices - Continued

Provision for Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Revenue recognition
-------------------
The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the period from July 19, 2007 (inception) to December 31, 2008, the Company has not recognized any revenues.

Foreign Currency Translation
----------------------------
The Company's financial statements are reported in U.S. dollars. The value of exchange transactions are translated into U.S. dollars at rates in effect at the time of the transaction execution. Translation adjustments are recorded in Other Comprehensive Income (Loss). In December 2008, the Company sold 250,000 shares of unrestricted common stock for $25,000 to a foreign investor. As a result of this transaction, there was $1,366 recorded in other comprehensive income at December 31, 2008.

                      Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                             December 31, 2008


NOTE 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $121,535 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


NOTE 4 - Stockholders' equity

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. At December 31, 2008 there are no shares of preferred stock issued or outstanding.

In August 2007, record shareholders of Generic Marketing Services common stock were entitled to receive a special stock dividend of Generic Marketing Services, Inc., a Nevada corporation, a wholly owned subsidiary of Basic Services, Inc. This subsidiary was formed to focus on marketing pharmaceutical and over-the-counter products, as compared to developing products. This spin off will allow both companies to focus on their different business plans and not compete in accessing funding in capital markets.

In October 2007, the shareholders of record received one (1) common share, par value $0.001, of Generic Marketing Services common stock for every share of Basic Services, Inc. common stock owned. The Generic Marketing Services stock dividend is based on 10,873,750 shares of Basic Services, Inc. common stock that were issued and outstanding as of the record date. Subsequently, 10,873,750 shares were issued to the shareholders of Generic Marketing Services, Inc.

                      Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                             December 31, 2008


NOTE 4 - Stockholders' equity - Continued

In July 2008, the Company issued 40,000,000 unregistered shares of its common stock, par value $0.001, from its treasury to fifteen individuals in exchange for $40,000 cash. These shares were sold to further capitalize the Company, in order to execute its business plan.

In August 2008, the Company issued 3,000,000 unregistered shares of its common stock and in September 2008, the Company issued 2,050,000 unregistered shares of its common stock, in December 2008, the Company issued 250,000 unregistered shares of its common stock, par value $0.001, from its treasury to individuals in exchange for $530,000 cash. This offering also included one warrant for every two shares purchased. The warrant is exercisable at $0.25, callable at the option of the company at $0.001, if the stock traded at $0.50 per share for 20 consecutive days.

The Company relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. The offer and sale did not involve a public offering and there was not any general solicitation or general advertising involved in the offer or sale.

In September 2008, the Company issued 3,500,000 unregistered restricted shares of its common stock, par value $0.001, from its treasury to Northwest Medical Research Partners, Inc., in exchange for an Assignment and Assumption Agreement, pursuant to which the Company has assumed the obligations of NW Research Partners to maintain the patent prosecution associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property.

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

                      Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                             December 31, 2008


NOTE 4 - Stockholders' equity - Continued

There have been no other issuances of common or preferred stock at December 31, 2008.

The Company opened a private placement offering to sell to selected offerees a minimum of 1,200,000 Units and a maximum of 3,000,000 Units, at an offering price of $0.50 per Unit. Each Unit is comprised of two shares of the Company's Common Stock, $0.001 par value, and two, three year callable Warrants - an "A" Warrant to purchase one share of Common Stock at an exercise price of $0.75 per share and a "B" Warrant to purchase one share of Common Stock at an exercise price of $1.00 per share.

The minimum offering is 1,200,000 Units. All subscription funds for the purchase of Units will be kept in a non-interest bearing attorney escrow account of The Law Offices of Thomas C. Cook, Ltd., counsel for the Company. These funds will be released and available to the Company after the minimum of $600,000 in subscription investments is received in escrow. If the minimum of 1,200,000 Units is not reached in this Offering by the Offering closing date, offerees have sole discretion to release funds to the Company, in writing, pursuant to the terms of this Offering or to demand a complete
refund of their monies related to this Offering.   The proceeds from this
offering will be utilized for operating expenses and for the purchase of certain business assets from Golden Gourmet Mushrooms, Inc.

At December 31, 2008 no shares had been sold under this private placement offering.


NOTE 5 - Related Party Transactions

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

The Company has posted a related party payable for CEO and Board Chairman Marvin Hausman related to travel expenses of $22,387 and consulting of $13,000 for services performed at December 31, 2008.

                      Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                             December 31, 2008


NOTE 6 - Provision for Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Effective December 1, 2008, the Company adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company's financial position, results of operation or liquidity. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the fiscal year ended December 31, 2008, or during the prior three years applicable under FIN 48.

As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

At December 31, 2008, the Company had deferred tax assets of approximately $ 41,300 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at December 31, 2008.

                      Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                             December 31, 2008


NOTE 6 - Provision for Income Taxes - Continued

The Company's deferred tax assets are estimated as follows:

                                                       December 31, 2008

Net operating loss carry forward                           (121,535)

Deferred tax asset                                           41,300
                                                          ----------
Deferred tax asset valuation allowance                      (41,300)
                                                          ----------
Net deferred tax asset                                            -

At December 31, 2008 the Company has net operating loss carry forward of approximately $121,535 which expires in the years 2027 and 2028.


NOTE 7 - Operating Leases and Other Commitments

The Company has no lease or other obligations.


NOTE 8 - Inventory

The Company states inventory at the lower of cost or market. Cost is computed on the first-in, first-out method. Inventory consisted of only one class of raw material, mushroom powder, at December 31, 2008.


NOTE 9 - Exclusive Option Agreements

The Company's new CEO and Chairman of the Board, Marvin S. Hausman, M.D., beginning in 2006, developed certain intellectual property pursuant to research agreements dated May 1, 2006 and May 20, 2006 in association with Pennsylvania State University. These research endeavors resulted in the filing of U.S. Provisional Patent Application No. 60/782,204, entitled "Identification of Selenoergothioneine as a Natural Organic Form of Selenium from Cultivated Mushrooms." On September 4, 2008, the company acquired from Northwest Medical Research Partners Inc., which is controlled by Dr. Hausman, the newly appointed director and CEO of the Company, in exchange for 3,500,000 shares of common unregistered restricted stock, an Assignment and

                      Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                             December 31, 2008


NOTE 9 - Exclusive Option Agreements - Continued

Assumption Agreement, effective July 31, 2008, pursuant to which the Company has assumed the obligations of NW Research Partners to maintain the patent prosecution and perform preclinical and clinical research associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property.

Pennsylvania State University filed PSU Invention Disclosure No. 2008-3438, which is entitled "Rapid Generation of Vitamin D2 from Mushrooms and Fungi
Using Pulsed UV-light".   In October 2008, the company acquired from
Pennsylvania State University, in exchange for $5,000, an Exclusive Option Agreement, effective November 21, 2008, pursuant to which the Company has assumed the obligations to maintain the patent prosecution and perform preclinical and clinical research associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property.

Total Nutraceutical Solutions entered into an Option to Purchase Assets Agreement on November 21, 2008 to acquire certain business assets ("Mushroom Matrix Assets") from Golden Gourmet Mushrooms, Inc. ("GGM"), an unrelated Nevada corporation. GGM at the time of closing will receive $350,000 in cash and 2,500,000 shares of The Company's restricted Common Stock and an agreement by the Company to pay to GGM an ongoing royalty of 4% of net sales for a period of 10 years (subject to certain limitations). The acquisition of the Mushroom Matrix Assets is contingent upon closing a private placement offering currently open. In the event that the Minimum of that offering is not raised, all funds held in Escrow will be returned to the Investors in this Offering, and if, following the Closing, the acquisition of the Mushroom Matrix Assets is not consummated for any reason, the Company will return to the Investors all funds previously taken from Escrow at the Closing.


NOTE 10 - Note Payable

On November 21, 2008 the Company entered into a short term financing agreement for $27,850 for Director's and Officer's Insurance. Repayment is to be paid over twelve months, at 6.7% interest. In addition to principle payments, the Company paid $104 of interest on this note at December 31, 2008.

                      Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                             December 31, 2008


NOTE 11 - Recent Accounting Pronouncements

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

In March 3008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

                      Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                             December 31, 2008


NOTE 11 - Recent Accounting Pronouncements - Continued

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007 or December 31, 2008. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007 and December 31, 2008. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

                      Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                             December 31, 2008


NOTE 11 - Recent Accounting Pronouncements - Continued

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

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company adopted SFAS No. 159 beginning March 1, 2008. It has no effect on the Company's financial position, statements of operations, or cash flows at this time.

                      Total Nutraceutical Solutions
           (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                             December 31, 2008


NOTE 11 - Recent Accounting Pronouncements - Continued

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. It has no effect on the Company's financial position, statements of operations, or cash flows at this time.


NOTE 12 - Subsequent Events

None

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

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of December 31, 2008.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

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

Dr. Hausman has recently resigned as President, Chief Executive Officer, Acting Principal Accounting and Financial Officer and Chairman of the Board of Oxis International, Inc. and as a director. Dr. Hausman served as a director and as Chairman of the Board of Axonyx from 1997 until the merger of Axonyx into Torrey Pines Therapeutics in October 2006, and had served as President and Chief Executive Officer of Axonyx from 1997 until September 2003 and March 3005, respectively. Dr. Hausman was a co-founder of Medco Research Inc., a pharmaceutical biotechnology company specializing in adenosine products which was subsequently acquired by King Pharmaceuticals. He has also served as a director of Arbios Technologies, Los Angeles, CA from 2003-2005 and of Regent Assisted Living, Inc., Portland, OR, from 1996-2001.

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


Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended December 31, 2008 for our Chief Executive Officer, who was appointed on August 14, 2008. We did not have any executive officers as of the year end of December 31, 2008 who received any compensation.

Compensation
------------

As a result of the Company's current limited available cash, no officer or director received any salary since July 19, 2007 (inception) of the company through the fiscal years ending December 31, 2008 and December 31, 2007. We intend to pay salaries when cash flow permits.


Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                             Year                           Compen-
                             Ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Dec. 31  ($)    ($)     ($)      ($)      ($)
------------------------------------------------------------------------------
Marvin Hausman, MD CEO/Dir   2008    -0-    -0-      -0-    35,387     35,387
Frank Arnone       Pres/Dir. 2008    -0-    -0-      -0-     -0-        -0-
                             2007    -0-    -0-      -0-     -0-        -0-
Phil A. Sobol, MD  Dir.      2008    -0-    -0-      -0-     -0-        -0-
Elliot A. Shelton, Esq. Dir  2008    -0-    -0-      -0-     -0-        -0-

Footnote for All Other Compensation includes: payment to Marvin Hausman, M.D., of $22,387 in reimbursement for travel expenses and $13,000 for consulting services.



We do not have any employment agreements with our officers/directors. We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.

Stock Option Grants
-------------------

The Company's CEO and Chairman of the Board, Marvin S. Hausman, M.D., beginning in 2006, developed certain intellectual property pursuant to research agreements dated May 1, 2006 and May 20, 2006 in association with Pennsylvania State University. These research endeavors resulted in the filing of U.S. Provisional Patent Application No. 60/782,204, entitled "Identification of Selenoergothioneine as a Natural Organic Form of Selenium from Cultivated Mushrooms." On September 4, 2008, the company acquired from Northwest Medical Research Partners Inc., which is controlled by Dr. Hausman, the newly appointed director and CEO of the Company, in exchange for 3,500,000 shares of common unregistered restricted stock, an Assignment and Assumption Agreement, effective July 31, 2008, pursuant to which the Company has assumed the obligations of NW Research Partners to maintain the patent prosecution and perform preclinical and clinical research associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property.

Pennsylvania State University filed PSU Invention Disclosure No. 2008-3438, which is entitled "Rapid Generation of Vitamin D2 from Mushrooms and Fungi
Using Pulsed UV-light".   In October 2008, the company acquired from
Pennsylvania State University, in exchange for $5,000, an Exclusive Option Agreement, effective November 21, 2008, pursuant to which the Company has assumed the obligations to maintain the patent prosecution and perform preclinical and clinical research associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property.

Total Nutraceutical Solutions. entered into an Option to Purchase Assets Agreement on November 21, 2008 to acquire certain business assets ("Mushroom Matrix Assets") from Golden Gourmet Mushrooms, Inc. ("GGM"), an unrelated Nevada corporation. GGM at the time of closing will receive $350,000 in cash and 2,500,000 shares of The Company's restricted Common Stock and an agreement by the Company to pay to GGM an ongoing royalty of 4% of net sales for a period of 10 years (subject to certain limitations). The acquisition of the Mushroom Matrix Assets is contingent upon closing a private placement offering currently open. In the event that the Minimum of that offering is not raised, all funds held in Escrow will be returned to the Investors in this Offering, and if, following the Closing, the acquisition of the Mushroom Matrix Assets is not consummated for any reason, the Company will return to the Investors all funds previously taken from Escrow at the Closing.


Outstanding Equity Awards at Fiscal Year-Ending December 31, 2008
-----------------------------------------------------------------

We did not have any outstanding equity awards as of December 31, 2008.

Option Exercises for Fiscal Year-Ending December 31, 2008
---------------------------------------------------------

There were no options exercised by our named executive officer in fiscal year ending December 31, 2008.

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

Director Compensation
---------------------

We did not pay our directors any compensation during fiscal years ending December 31, 2008 or December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on March 30, 2009 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors. The percentage of beneficial ownership for the following table is based on 55,923,750 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 30, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Total Nutraceutical Solutions' common stock.

                                                     Amount
Title     Name and Address                           of shares      Percent
of        of Beneficial                              held by          of
Class     Owner of Shares         Position           Owner          Class(1)
----------------------------------------------------------------------------
Common     Marvin S. Hausman, M.D.  Chairman/CEO     10,000,000 (2)  20.1%
Common     Frank Arnone             Pres./Director      500,000       1.0%
Common     Phil A. Sobol, MD        Director          1,000,000 (3)   2.0%
Common     Elliot A. Shelton, Esq.  Director          2,000,000       4.0%
---------------------------------------------------------------------------
All Executive Officers, Directors
as a Group  (4 persons  )                            13,500,000      27.1%

(1) Such figures are based upon 49,673,750 shares of our common stock outstanding as of March 30, 2009. Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(2) This number does not include 3,500,000 common shares owned by the children of Marvin S. Hausman, M.D. This number does not include 3,500,000 common shares owned by Northwest Medical Research Partners Inc., which is controlled by Marvin S. Hausman, M.D.

(3) This number does include 500,000 common shares owned by the Philip and Debra Sobol Trust.



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

The company has acquired from Northwest Medical Research Partners Inc., which is controlled by Marvin S. Hausman, M.D., the director and CEO of the Company, in exchange for 3,500,000 shares of common restricted stock, an Assignment and Assumption Agreement, effective July 31, 2008, pursuant to which the Company has assumed the obligations of NW Research Partners to maintain the patent prosecution associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property.

Item 14. Principal Accountant Fees and Services.

Moore & Associates, Chartered served as our principal independent public accountants for fiscal years ending December 31, 2008 and July 31, 2007. Aggregate fees billed to us for the years ended December 31, 2008 and 2007 by Moore & Associates were as follows:


                                                         For the Years Ended
                                                               December 31,
                                                         -------------------
                                                            2008      2007
                                                         -------------------
(1) Audit Fees(1)                                          $4,500     $3,000
(2) Audit-Related Fees                                     $4,500     $3,000
(3) Tax Fees                                                 -0-        -0-
(4) All Other Fees                                           -0-        -0-

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


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our President pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our director(s) then makes a determination to approve or disapprove the engagement of Moore & Associates for the proposed services. In the fiscal year ending December 31, 2008, all fees paid to Moore & Associates were unanimously pre-approved in accordance with this policy.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:


(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       33
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


(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
3.1        Articles of Incorporation,            SB-2          3.1   08/06/2007
           as currently in effect
-------------------------------------------------------------------------------
3.2        Bylaws                                SB-2          3.2   08/06/2007
           as currently in effect
-------------------------------------------------------------------------------
3.3        Amended Articles of Merger            8-K           3.3   10/13/2008
           Incorporation as currently
           in effect
-------------------------------------------------------------------------------
10.1       Exclusive Option Agreement            8-K          10.1   09/04/2008
           dated May 1, 2006, between
           The Penn State Research
           Foundation and Northwest
           Medical Research Inc.
-------------------------------------------------------------------------------
10.2       Assignment Agreement to the           8-K          10.2   09/04/2008
           Option Agreement, dated
           July 31, 2008, among The Penn
           State Research Foundation,
           Northwest Medical Research Inc.
           and Generic Marketing
           Services, Inc.
-------------------------------------------------------------------------------
10.3       Assignment and Assumption             8-K          10.3   09/04/2008
           Agreement, dated July 31, 2008,
           between Northwest Medical
           Research Inc. and Generic
           Marketing Services, Inc.
-------------------------------------------------------------------------------
23.1       Consent Letter from Moore     X
           and Associates Chartered
-------------------------------------------------------------------------------
31.1       Certification of Chief        X
           Executive Officer,
           pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of Chief        X
           Financial Officer,
           pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of Chief        X
           Executive Officer,
           pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

31.2       Certification of Chief        X
           Financial Officer,
           pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Total Nutraceutical Solutions
----------------------------------
        Registrant


By: /s/ Marvin Hausman, M.D.
    ------------------------
        Marvin Hausman, M.D.
        Chief Executive Officer
        Chairman of the Board

Date:  March 30, 2009
       --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name


By: /s/ Marvin Hausman, M.D.
    ------------------------
        Marvin Hausman, M.D.
        Chief Executive Officer
        Chairman of the Board


Date:  March 30, 2009
       --------------