Form 10-Q
period 2009-03-31
Total Nutraceutical Solutions
filed 2009-05-20
CIK 1408299

===============================================================================

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

                For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of May 20, 2009 the registrant had outstanding 50,274,470 shares of its $0.001 par value Common Stock.

                              Table of Contents
                         Total Nutraceutical Solutions
                              Index to Form 10-Q
                 For the Quarterly Period Ended March 31, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of March 31, 2009 and December 31, 2008              3

   Statements of Income for the three months
     ended March 31, 2009 and 2008                                        4

   Statement of Stockholder's Equity                                      5

   Statements of Cash Flows for the three months
    ended March 31, 2009 and 2008                                         6

   Notes to Financial Statements                                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      32

Item 4.  Controls and Procedures                                         32

Part II  Other Information

Item 1.  Legal Proceedings                                               35

Item 1A.  Risk Factors                                                   35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     35

Item 3 -- Defaults Upon Senior Securities                                35

Item 4 -- Submission of Matters to a Vote of Security Holders            35

Item 5 -- Other Information                                              35

Item 6.  Exhibits                                                        36

Signatures                                                               37


Part I.  Financial Information

Item 1.  Financial Statements

                      Total Nutraceutical Solutions, Inc.
                         (A Development Stage Company)
                                 Balance Sheets

                                                     March 31,
                                                       2009      December 31,
                                                    (unaudited)     2008
                                                    -----------  -----------
Assets
Current Assets
  Cash                                              $  104,840   $  273,171
  Inventory                                            200,000      200,000
  Prepaids                                              18,567       25,529
  Lease                                                 30,321            -
  Notes Receivable                                     135,000            -
  Accrued Interest Receivable                              675            -
                                                    -----------  -----------
  Total Current Assets                                 489,402      498,700

Fixed Assets
  Furniture and Equipment                                2,795            -
  less: Accumulated Depreciation                           (78)           -
                                                    -----------  -----------
  Total Fixed Assets                                     2,717            -

Total Assets                                        $  492,119   $  498,700
                                                    ===========  ===========

Liabilities and Stockholders Equity
Current Liabilities:
  Accounts Payable and Accrued Expenses             $   33,031   $    6,495
  Related Party Payable                                 21,267       35,387
  Notes Payable                                         10,423       16,539
                                                    -----------  -----------
  Total Current Liabilities                         $   64,721   $   58,420
                                                    -----------  -----------

Stockholders Equity
Preferred stock, $.001 par value, 5,000,000 shares
  authorized: no shares issued or outstanding       $        -   $        -
Common stock, $.001 par value, 70,000,000 shares
  authorized, 50,274,470 and 49,673,750 issued and
  outstanding at 3/31/2009 and 12/31/2008
  respectively                                          50,275       49,674
     Additional Paid-In Capital                        653,715      510,776
     Deferred Compensation                              (6,840)
     Other Comprehensive Income (Loss)                   1,366        1,366
Deficit Accumulated During Development Stage          (271,117)    (121,535)
                                                    -----------  -----------
Total Stockholder's Equity                             427,398      440,280
                                                    -----------  -----------
Total Liabilities and Stockholder's Equity          $  492,119   $  498,700
                                                    ===========  ===========

  The accompanying condensed notes are an integral part of these interim financial statements.

                      Total Nutraceutical Solutions, Inc.
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)


                                                                   Period
                                                                from July 19,
                                      Three          Three      2007 (Date of
                                  Months Ending  Months Ending  Inception) to
                                    March 31,      March 31,      March 31,
                                      2009           2008           2009
                                  -------------  -------------  -------------
Revenue                           $          -   $          -   $          -
                                  -------------  -------------  -------------

Expenses
  Consulting fees                       58,072              -         97,039
  Advertising and Promotion             11,395              -         11,665
  Depreciation                              78              -             78
  General and Administrative            39,197              -         46,918
  Accounting                            11,980              -         19,200
  Legal                                  9,521              -         33,768
  Insurance                              6,962              -          9,283
  Travel                                12,820              -         43,694
  Stock Transfer Agent                      90              -          7,425
  Interest                                 243              -            347
  Miscellaneous                            106              -          2,584
                                  -------------  -------------  -------------
Total Expenses                    $    150,465   $          -   $    272,000
                                  -------------  -------------  -------------

Other Income or Expense
  Interest Income                 $        883   $          -   $        883

Net income (loss) before
income taxes                      $   (149,582)  $          -   $   (271,117)

Provision for income tax                     -              -              -
                                  -------------  -------------  -------------

Net income (loss)                 $   (149,582)  $          -   $   (271,117)
                                  =============  =============  =============

Basic and fully diluted loss
per share                         $     (0.003)  $          -   $     (0.010)
                                  =============  =============  =============

Basic and fully diluted weighted
average shares outstanding          50,107,323     10,873,750     27,184,677
                                  =============  =============  =============

  The accompanying condensed notes are an integral part of these interim financial statements.

                      Total Nutraceutical Solutions, Inc.
                         (A Development Stage Company)
                      Statements of Stockholder's Equity
                                  (Unaudited)


                                                                    Other Accumulated
                                                                    Comp-  Deficit
                  Common             Additional Deferred  Stock     rehen-  During
                  Stock       Par      Paid      Compen Subscriptions sive Development
                  Shares     Value   In Capital -sation  Receivable Income   Stage      Total
                ---------- --------- ---------- -------- ---------- ------ ---------- ----------
Balance-
July 19, 2007
(Date of
Inception)               - $      -  $       -  $     -  $       -  $    - $       -  $       -

Contributed
Capital                                    400                                              400

Shares issued
to Basic Services
stockholders
October 2007    10,873,750   10,874    (10,874)                                               -

Net loss for
year ending
12/31/2007                                                                      (400)      (400)
                ---------- --------- ---------- -------- ---------- ------ ---------- ----------

Balance-
December 31,
2007            10,873,750 $ 10,874  $ (10,474) $     -  $       -  $    - $    (400) $       -

Shares issued-
July 2008       40,000,000   40,000          -                                           40,000

Contributed
capital                                     50                                               50

Shares issued-
August 2008      3,000,000    3,000    297,000                                          300,000

Shares issued-
September 2008   2,050,000    2,050    202,950            (105,000)                     100,000

Subscriptions
receivable payment-
October 2008                                               105,000                      105,000

Shares returned
to Treasury-
November 2008  (10,000,000) (10,000)                                                    (10,000)

Shares issued-
December 2008      250,000      250     24,750                       1,366               26,366

Net loss for
period                                                                      (121,135)  (121,135)
                ---------- --------- ---------- -------- ---------- ------ ---------- ----------

Balance-
December 31,
2008            49,673,750 $ 49,674  $ 510,776  $     -  $       -  $1,366 $(121,535) $ 440,281

Shares issued-
February 2009
 net of offering
 costs of
 $15,000           600,000      600    102,810                                          103,410

Warrants issued
in connection
with offering                           31,590                                           31,590

Issuance of
warrants for
future services                          8,360   (8,360)                                      -

Shares issued
for agreement-
March 2009             720        1        179                                              180

Amortization of
deferred
compensation                                      1,520                                   1,520

Net loss for
period                                                                      (149,582)  (149,582)
                ---------- --------- ---------- -------- ---------- ------ ---------- ----------

Balance-
March 31, 2009  50,274,470 $ 50,275  $ 653,715  $(6,840) $       -  $1,366 $(271,117) $ 427,398
                ========== ========= ========== ======== ========== ====== ========== ==========

  The accompanying condensed notes are an integral part of these interim financial statements.

                      Total Nutraceutical Solutions, Inc.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)


                                                                   Period
                                                                from July 19,
                                      Three          Three      2007 (Date of
                                  Months Ending  Months Ending  Inception) to
                                    March 31,      March 31,      March 31,
                                      2009           2008           2009
                                  -------------  -------------  -------------
OPERATING ACTIVITIES:

  Net Loss                        $   (149,582)  $          -   $   (271,117)

   Inventory                                 -              -       (200,000)
   Prepaids                              6,962              -        (18,567)
   Lease                               (30,321)             -        (30,321)
   Depreciation                             78              -             78
   Interest Receivable                    (675)             -           (675)
   Notes Receivable                   (135,000)             -       (135,000)
   Increase (decrease) in Related
     Party Payable                     (14,120)             -         21,267
   Increase (decrease) in Accounts
     Payable/Accrued Expenses           26,536              -         33,031
                                  -------------  -------------  -------------
     Net Cash (Used) Provided by
     Operating Activities         $   (296,122)  $          -   $   (601,305)
                                  -------------  -------------  -------------

INVESTING ACTIVITIES:

  Investment in Furniture and
  Equipment                             (2,795)             -         (2,795)
                                  -------------  -------------  -------------
     Net Cash (Used) Provided by
     Investing Activities         $     (2,795)  $          -   $     (2,795)
                                  -------------  -------------  -------------

FINANCING ACTIVITIES:

  Notes Payable                         (6,116)             -         10,423
  Proceeds from sale of common stock       601              -         50,275
  Proceeds from additional paid in
    capital                            142,939              -        653,715
  Deferred compensation                 (6,840)             -         (6,840)
  Proceeds from other comprehensive
    income                                   -              -          1,366
                                  -------------  -------------  -------------
     Net Cash Provided by (Used in)
     Financing Activities         $    130,584   $          -   $    708,938
                                  -------------  -------------  -------------

Net change in cash                    (168,332)             -        104,839

Cash, Beginning of Period              273,171              -              -
                                  -------------  -------------  -------------

Cash, End of Period               $    104,839   $          -   $    104,839
                                  =============  =============  =============

Supplement Cash Flow Information
  Interest Expense Paid           $        243   $          -   $        347
                                  =============  =============  =============

  The accompanying condensed notes are an integral part of these interim financial statements.

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009


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

The foregoing unaudited interim financial statements of Total Nutraceutical Solutions, Inc. (hereinafter "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K for the year ended December 31, 2008, which was filed with the SEC on March 31, 2009. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company is in the development stage.

The Company's fiscal year end is December 31st.

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009


NOTE 2 - Summary of Significant Accounting Practices

The Company had cash assets of $104,840 and current liabilities of $64,721 as of March 31, 2009. The relevant accounting policies are listed below.

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

Advertising
-----------
Advertising is expensed when incurred. Advertising costs incurred were $11,395 and $270 at March 31, 2009 and December 31, 2008 respectively.

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009


NOTE 2 - Summary of Significant Accounting Practices - Continued

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

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009


NOTE 2 - Summary of Significant Accounting Practices - Continued

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

                         Quoted
                         Prices
                        in Active Significant
                       Markets for   other    Significant
                        identical  observable unobservable
                         assets     inputs       inputs     Balance as of
                        (Level 1)  (Level 2)    (Level 3)   March 31, 2009
                        ---------  ----------  -----------  --------------
Cash                     $104,840          $0           $0        $104,840
Accounts Payable and
  Accrued Expenses         54,298          $0           $0         $54,298
Note Payable               10,423          $0           $0         $10,423


Because of the short term nature of these assets and liabilities the carrying value approximates the fair value at March 31, 2009.

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

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009


NOTE 2 - Summary of Significant Accounting Practices - Continued

Revenue recognition
-------------------
The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the period from July 19, 2007 (inception) to March 31, 2009 the Company has not recognized any revenues.

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


NOTE 3 - Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2009, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $271,117 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009


NOTE 4 - Preferred and Common Stock

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. At March 31, 2009 there are no shares of preferred stock issued or outstanding.

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

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009


NOTE 4 - Preferred and Common Stock - Continued

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

The Company opened a private placement offering to sell to selected offerees a minimum of 1,200,000 Units and a maximum of 3,000,000 Units, at an offering price of $.50 per Unit. Each Unit is comprised of two shares of the Company's Common Stock, $0.001 par value, and two, three year callable Warrants - an "A" Warrant to purchase one share of Common Stock at an exercise price of $.75 per share and a "B" Warrant to purchase one share of Common Stock at an exercise price of $1.00 per share.

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

On February 5, 2009, 300,000 units, or 600,000 shares of common stock, were sold under this private placement offering to one investor for $150,000.

On March 31, 2009, 720 shares of common stock were issued as a consulting fee and valued at $180 based on the terms of the consulting agreement.

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009


NOTE 5 - Stock Purchase Warrants

In connection with the private placement stock offering now open, the Company issued warrants for common stock to the investors as part of the investment, and as a fee to the placement consultant. At March 31, 2009, warrants for 690,000 shares were issued as part of the equity sale. The fair value of these warrants granted, estimated on the date of grant, was $31,590, which has been recorded as additional paid-in capital, using the Black-Scholes option-pricing model with the following weighted-average assumptions:



Expected option life (year)                                  3.00
Expected volatility                                         83.81%
Risk-free interest rate                                      1.42%
Dividend yield                                               0.00%



Under a consulting agreement with Mark Budzinski, the Company issued a five year warrant on February 3, 2009 as compensation. Upon execution of the contract 50,000 shares of that warrant are exercisable at $0.025 per share for a service period ending December 31, 2009. The fair value of the shares of the warrant which are exercisable, estimated on the date of grant, was $8,360. At March 31, 2009 the amortized value of these services was $1,520, which has been recorded as consulting expense.

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009


NOTE 5 - Stock Purchase Warrants - Continued

The table below summarizes the Company's warrants activity for the period ended March 31, 2009:

                                                Wgtd      Fair
                                      Exercise Average  Value at Aggregate
                           Number of   Price   Exercise Date of  Intrinsic
                            Shares   Per Share  Price   Issuance   Value
                           --------- --------- -------- -------- ---------
Granted                     330,000     1.00     1.00     13,174         -
Canceled                          -        -        -          -         -
Exercised                         -        -        -          -         -
Expired                           -        -        -          -         -
Granted                     330,000     0.75     0.75     16,456         -
Canceled                          -        -        -          -         -
Exercised                         -        -        -          -         -
Expired                           -        -        -          -         -
Granted                      30,000     0.50     0.50      1,960         -
Canceled                          -        -        -          -         -
Exercised                         -        -        -          -         -
Expired                           -        -        -          -         -
Granted                      50,000     0.25     0.25      8,360         -
Canceled                          -        -        -          -         -
Exercised                         -        -        -          -         -
Expired                           -        -        -          -         -
Balance, March 31, 2009     740,000                      $39,950 $       -
                           --------- --------- -------- -------- ---------
Earned and exercisable      740,000             $0.82    $39,950 $       -
Unvested, March 31, 2009    150,000    $0.25    $0.25    $     - $       -

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2009:

                  Warrants Outstanding (*)     Warrants Exercisable (*)
                ---------------------------- ----------------------------
                          Average                      Average
                         Remaining  Weighted          Remaining  Weighted
                Number  Contractual Average  Number  Contractual Average
   Range of     outst-     Life     Exercise Exerc-     Life     Exercise
Exercise Prices anding  (in years)   Price   isable  (in years)   Price
--------------- ------- ----------- -------- ------- ----------- --------
$0.50-1.00      690,000     3.00     $0.86   690,000     3.00     $0.86
$0.25            50,000     5.00      0.25    50,000     5.00      0.25
-------------------------------------------------------------------------
$0.25-1.00      740,000     4.00     $0.82   740,000     4.00     $0.82
=========================================================================

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009


NOTE 6 - Related Party Transactions

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

The Company has posted a related party payable for CEO and Board Chairman Marvin Hausman related to travel expenses of $8,267.11 and consulting of $13,000 for services performed at March 31, 2009.


NOTE 7 - Provision for Income Taxes

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

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009


NOTE 7 - Provision for Income Taxes - Continued

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

The Company's deferred tax assets are estimated as follows:

                                            December 31, 2008
                                            -----------------
Net operating loss carry forward                 (121,535)

Deferred tax asset                                 41,300
Deferred tax asset valuation allowance            (41,300)
                                                 ---------
Net deferred tax asset                                  -

At December 31, 2008 the Company has net operating loss carry forward of approximately $121,535 which expires in the years 2027 and 2028.


NOTE 8 - Capital Leases and Other Commitments

The Company entered into an agreement with Hokto Kinoko, Co. on January 26, 2009 for removal of mushroom substrate waste at their growing facility in San Marcos, California. Currently, the Company rents a portion of this facility at a cost of $944 per month. As part of this Hokto agreement, the Company agreed to install the auger and other mushroom removal equipment at a approximate cost of $32,000 and subsequently lease the equipment back to Hokto for monthly payments of $944 over a period of three years, at which point Hokto will have an option to purchase the equipment for the price of $1.00.

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009

NOTE 9 - Inventory

The Company states inventory at the lower of cost or market. Cost is computed on the first-in, first-out method. Inventory consisted of only one class of raw material, mushroom powder, at December 31, 2008.


NOTE 10 - Exclusive Option Agreements

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

Total Nutraceutical Solutions, Inc. entered into an Option to Purchase Assets Agreement on November 21, 2008 to acquire certain business assets ("Mushroom Matrix Assets") from Golden Gourmet Mushrooms, Inc. ("GGM"), an unrelated Nevada corporation. GGM at the time of closing will receive $350,000 in cash and 2,500,000 shares of The Company's restricted Common Stock and an agreement by the Company to pay to GGM an ongoing royalty of 4% of net sales for a period of 10 years (subject to certain limitations). The acquisition of the Mushroom Matrix Assets is contingent upon closing a private placement offering currently open. In the event that the Minimum of that offering is not raised, all funds held in Escrow will be returned to the Investors in this Offering, and if, following the Closing, the acquisition of the Mushroom Matrix Assets is not consummated for any reason, the Company will return to the Investors all funds previously taken from Escrow at the Closing.

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009


NOTE 11 - Note Payable

On November 21, 2008 the Company entered into a short term financing agreement for $27,850 for Director's and Officer's Insurance. Repayment is to be paid over twelve months, at 6.7% interest. In addition to principle payments, the Company paid $243 of interest on this note at March 31, 2009.


NOTE 12 - Property and Equipment

The company records all purchases of property and equipment at cost. Assets will be depreciated using the straight-line method over the expected useful life of the asset, which as of March 31, 2009, is three years for office equipment.

The following is a summary of equipment and accumulated depreciation at March 31, 2009:

                                           March 31, 2009  December 31, 2008
                                           --------------  -----------------
Office Equipment                              $ 2,795          $      0
Less: accumulated depreciation                    (78)                0
                                              --------         --------
Property, Plant & Equipment, net              $ 2,717          $      0

Depreciation expense was $78 for the three months ended March 31, 2009 and $ 0 for the year ended December 31, 2008.

The Company evaluates long-lived assets for impairment annually, or more frequently when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted cash flows estimated to be generated by these assets as compared to the carrying amounts. Management believes that there have been no circumstances that would warrant recognition of impairment losses due to the impairment of long-lived assets as of March 31, 2009.

The costs associated with maintenance will be expensed, and replacements and
betterments will be capitalized.   The cost and related reserves of assets
sold or retired are removed from the accounts, and resulting gain or loss is reflected in results of operations.

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009

NOTE 13 - Consulting Agreements

On January 15, 2009, the Company entered into a consulting contract with Kinoko Company (Kinoko) whereas, the Company engaged Kinoko to identify accredited investors to purchase common stock "units" under the private placement currently open. As compensation for this service, the Company agrees to pay Kinoko a fee equal to ten percent (10%) of the gross amount of proceeds received by the Company under this private placement. The contract also entitles Kinoko to a participation fee in the form of a warrant to purchase "units" of Company common stock at an exercise price of $0.50 per "unit". (A "unit" consisting of two shares of common stock plus one "A" warrant and one "B" warrant.) Kinoko's referrals will result in their receiving one warrant to purchase one "unit" for every ten units purchased by a referred investor at $0.50. At March 31, 2009, 30,000 warrants to purchase "units" of stock were issued to Kinoko, see NOTE 5.

On February 3, 2009, the Company entered into a strategic planning consulting contract with Mark Budzinski. As compensation for his services the Company agrees to issue him a five year warrant for the purchase of up to 200,000 shares of common stock at an exercise price of $0.25 per share. Under this warrant, up to 50,000 shares are immediately exercisable upon execution of the contract, with an additional 50,000 exercisable at each December 31st for the next three years. The Company valued 50,000 warrants as deferred compensation for a total value of $8,360 and amortized $1,520 at March 31, 2009, see NOTE 5.

On February 15, 2009, the Company signed a two year consulting contract with Large Animal Consulting, LLC, for advice relating to animal additives and supplements. Under the contract, the consultant is to be paid $90 per hour for the first twelve hours worked in a month, and any additional hours are compensated with restricted common stock at $0.25 per share. At March 31, 2009, the Company issued 720 shares of common stock under this agreement, for a total value of $180. In addition, the consultant is entitled to receive three year stock purchase warrants at the end of any four month period in which he generates sales in excess of 25% over minimum as defined in the contract. The warrant will be equal to one warrant to purchase one share of common stock for every $2.00 of product sales. The warrants will be exercisable upon issuance at $0.25 a share during the first year, and increases to $0.35 during the second year. At March 31, 2009, no warrants were issued under this contract.

On February 11, 2009, the Company entered into a marketing agreement with RAM Marketing, LLC (RAM). Under this agreement, the Company will pay RAM a percentage of sales revenue as compensation. In addition, RAM is entitled to receive three year stock purchase warrants as a bonus at the end of any year in which it generates sales in excess of 25% of minimum as defined in the contract. The warrants are exercisable at $0.25 each and equal to one warrant for one share of common stock for every $2.00 in sales. The exercise price will increase in year two to $0.35, in year three to $0.45, in year four to $0.55, and in years five through ten to $1.00. At March 31, 2009 no warrants were issued under this contract.

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009


NOTE 14 - Recent Accounting Pronouncements

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

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009


NOTE 14 - Recent Accounting Pronouncements - Continued

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

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009


NOTE 14 - Recent Accounting Pronouncements - Continued

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

                   Total Nutraceutical Solutions, Inc.
            (Formerly known as Generic Marketing Services, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              March 31, 2009


NOTE 14 - Recent Accounting Pronouncements - Continued

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


NOTE 15 - Subsequent Events

On April 2, 2009 the Company entered into a consulting agreement with Mike Erickson. As compensation for his services TNS agrees to issue a three year warrant for the purchase of up to 200,000 shares of common stock at an exercise price of $0.25 per share. Under this warrant, up to 50,000 shares are immediately exercisable upon execution of the contract, with an additional 50,000 exercisable on April 1st of the next three years.

Total Nutraceutical Solutions, Inc. entered into a definitive 90 day option agreement dated November 22, 2008 with Golden Gourmet Mushroom, Inc. to acquire all right, title and interest in the Mushroom Matrix Assets in exchange for Three Hundred Fifty Thousand ($350,000) and Two Million Five Hundred Thousand (2,500,000) shares of restricted Common Stock of the Company and a certain royalty interest in future net sales generated by the Company. At the end of the 90 day option, Golden Gourmet Mushrooms, Inc. granted an extension to the option to April 30, 2009. The Company requested a second extension to May 18, 2009 for the express purpose of reaching the minimum on a 506 private offering. Golden Gourmet Mushrooms declined the request to extend the option period, except under certain conditions which the management of the Company believed were not in the best interest of the Company or its shareholders. The Company currently has investment funds residing in an escrow account. As a consequence of not having a legal option in place, the Company will be making a formal rescission offer to certain investors who have participated in the private offering and have funds deposited in the escrow.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

We are a developmental stage company which plans to create and execute sales and marketing programs with the goal of demonstrating our ability to maximize our sales performance for nutraceutical products. Management is currently working on its own formulations to produce, manufacture and market is own line of over-the-counter products, specifically nutraceutical products. The Company has not developed nor produced any products at the close of March 31, 2009. Emphasis has been placed on raising sufficient capital to develop these products.


Business Strategy
-----------------

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

Mushroom Substrate
------------------

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


Recent Event
------------

Total Nutraceutical Solutions, Inc. entered into a definitive 90 day option agreement dated November 22, 2008 with Golden Gourmet Mushroom, Inc. to acquire all right, title and interest in the Mushroom Matrix Assets in exchange for Three Hundred Fifty Thousand ($350,000) and Two Million Five Hundred Thousand (2,500,000) shares of restricted Common Stock of the Company and a certain royalty interest in future net sales generated by the Company. At the end of the 90 day option, Golden Gourmet Mushrooms, Inc. granted an extension to the option to April 30, 2009. The Company requested a second extension to May 18, 2009 for the express purpose of reaching the minimum on a 506 private offering. Golden Gourmet Mushrooms declined the request to extend the option period, except under certain conditions which the management of the Company believed were not in the best interest of the Company or its shareholders. The Company currently has investment funds residing in an escrow account. As a consequence of not having a legal option in place, the Company will be making a formal rescission offer to certain investors who have participated in the private offering and have funds deposited in the escrow which were specifically earmarked to purchase Golden Gourmet Mushrooms.


Results of Operations for the quarter ended March 31, 2009
----------------------------------------------------------

During the three months ended March 31, 2009, the Company had a net loss of $(149,582) versus a no net loss for the same period last year, when the Company was somewhat inactive.

Total Nutraceutical Solutions earned no revenues since its inception on July 19, 2007 through March 31, 2009. Management does not anticipate earning any significant revenues until such time as it can bring to the market a nutraceutical product(s). The Company is presently in the development stage of its business and there are no assurances that it will be successful in developing any nutraceutical product(s).

For the period since inception through March 31, 2009, the Company generated no income. Since inception on July 19, 2007, the Company experienced a net loss of $(271,117). The loss was attributed to organizational expenses, accounting and legal fees and building infrastructure. Management anticipates its operating expenses will increase as the Company starts to develop and market nutraceutical product(s). Management also anticipates the Company's ongoing operating expenses will also increase since Total Nutraceutical Solutions is a reporting company under the Securities Exchange Act of 1934.


Revenues
--------

We generated no revenues for the period from August 14, 2006 (inception) through March 31, 2009. We do not anticipate generating any revenues for at least 6-12 months.


Going Concern
-------------

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Summary of any product research and development that we will perform for the term of our plan of operation
-----------------------------------------------------------------------------

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


Expected purchase or sale of plant and significant equipment
------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees
----------------------------------------------

As of March 31, 2009, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

Our balance sheet as of March 31, 2009 reflects cash of $104,840, current assets of $489,402 and current Liabilities of $64,721. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Management believes it has sufficient funds to remain operational for the next twelve months.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital and we intend to raise the monies by selling equity in our Company. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.

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

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.


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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the discussion in Item 1, above, under " Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On February 5, 2009, 300,000 units, or 600,000 shares of common stock, were sold under this private placement offering to one investor for $150,000.

On March 31, 2009, 720 shares of common stock were issued as a consulting fee and valued at $180 based on the terms of the consulting agreement.

On April 2, 2009 the Company entered into a consulting. As compensation for services the Company agrees to issue the consultant a three year warrant for the purchase of up to 200,000 shares of common stock at an exercise price of $0.25 per share. Under this warrant, up to 50,000 shares are immediately exercisable upon execution of the contract, with an additional 50,000 exercisable on April 1st of the next three years.


Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
3.1        Articles of Incorporation,            SB-2          3.1   08/06/2007
           as currently in effect
-------------------------------------------------------------------------------
3.2        Bylaws                                SB-2          3.2   08/06/2007
           as currently in effect
-------------------------------------------------------------------------------
3.3        Amended Articles of Merger            8-K           3.3   10/13/2008
           Incorporation as currently
           in effect
-------------------------------------------------------------------------------
10.1       Exclusive Option Agreement            8-K          10.1   09/04/2008
           dated May 1, 2006, between
           The Penn State Research
           Foundation and Northwest
           Medical Research Inc.
-------------------------------------------------------------------------------
10.2       Assignment Agreement to the           8-K          10.2   09/04/2008
           Option Agreement, dated
           July 31, 2008, among The Penn
           State Research Foundation,
           Northwest Medical Research Inc.
           and Generic Marketing
           Services, Inc.
-------------------------------------------------------------------------------
10.3       Assignment and Assumption             8-K          10.3   09/04/2008
           Agreement, dated July 31, 2008,
           between Northwest Medical
           Research Inc. and Generic
           Marketing Services, Inc.
-------------------------------------------------------------------------------
31.1       Certification of Chief        X
           Executive Officer,
           pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of Chief        X
           Financial Officer,
           pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
32.1       Certification of Chief        X
           Executive Officer,
           pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

32.2       Certification of Chief        X
           Financial Officer,
           pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Total Nutraceutical Solutions
                                         -----------------------------
                                                   Registrant

Date:  May 20, 2009                          By: /s/ Frank Arnone
       ------------                          --------------------
                                                     Frank Arnone
                                                     President