Form 10-Q
period 2009-06-30
Total Nutraceutical Solutions, Inc.
filed 2009-08-19
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009.

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

000-52864

(Commission file number)

Total Nutraceutical Solutions, Inc.

 (Exact name of small business issuer as specified in its charter)

Nevada	26-0561199
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

PO Box 910, Stevenson, WA 98648

 (Address of principal executive offices)

(509) 427-5132

 (Registrant’s telephone number)

2811 Reidville Road, Ste. 23, Spartanburg, SC 29301

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

On August 18, 2009, 51,912,470 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash	$374,404	$273,171
Inventory	210,500	200,000
Prepaid expenses	11,604	25,529
Current portions of lease receivable	4,214	-
Notes receivable	135,000	-
Accrued interest receivable	1,692	-
Total Current Assets	737,415	498,700

Fixed Assets
Furniture and Equipment	3,960	-
Accumulated depreciation	(343)	-
Total Fixed Assets	3,617	-

Lease receivable, Net of current Portion	22,621

Total Assets	$763,653	$498,700

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$29,555	$6,495
Due to stockholder	21,328	35,387
Note payable	4,204	16,539
Total Current Liabilities	55,087	58,420

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
None issued or outstanding	-	-
Common stock, $.001 par value, 70,000,000 shares authorized,
51,912,470 and 49,673,750 issued and outstanding, respectively	$51,913	$49,674
Additional Paid-In Capital	1,023,039	510,776
Deferred Compensation	(10,765)	-
Deficit accumulated during the development stage	(356,987)	(121,535)
Other comprehensive income:
Foreign currency translation gain	1,366	1,366

Total Stockholders' Equity	708,565	440,280

Total Liabilities and Stockholders' Equity	$763,653	$498,700

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	For the Period from July 19, 2007 (Inception) through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPRENSES
Consulting fees	$38,435	$-	$96,507	$-	$135,474
Advertising and promotion	4,360	-	15,755	-	16,025
Depreciation	265	-	343	-	343
General and administrative	11,690	-	46,870	-	54,591
Accounting	9,180	-	21,160	-	28,380
Legal	2,500	-	12,021	-	36,268
Insurance	6,962	-	13,925	-	16,246
Travel	13,567	-	30,404	-	61,278
Stock transfer agent	75	-	165	-	7,500
Interest	140	-	383	-	487
Miscellaneous	2	-	108	-	2,586

Total Operating Expenses	87,177	-	237,642	-	359,177

LOSS FROM OPERATIONS	(87,177)	-	(237,642)	-	(359,177)

OTHER INCOME
Interest income	1,307	-	1,307	-	1,307
Other Income	-	100	-	100	883

Total other income	1,307	100	2,190	100	2,190

INCOME (LOSS) BEFORE TAXES	(85,869)	100	(235,452)	100	(356,987)

INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$(85,869)	$100	$(235,452)	$100	$(356,987)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$0.00	$(0.00)	$0.00	$(0.01)

Weighted common shares outstanding
- basic and diluted	50,853,803	10,873,750	50,447,230	10,873,750	30,134,985

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			For the Period from
			July 19, 2007
	For the Six Months Ended	For the Six Months Ended	(Inception) through
	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(235,452)	$100	$(356,987)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	343	-	343
Deferred compensation	6,125	-	6,125
Changes in operating assets and liabilities:
Inventory	(10,500)	-	(210,500)
Prepaid expenses	13,925	-	(11,604)
Lease	(26,835)	-	(26,835)
Interest receivable	(1,692)	-	(1,692)
Accounts payable and accrued expenses	23,060	-	29,555

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(231,026)	$100	$(571,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	(135,000)	-	(135,000)
Purchase of furniture and equipment	(3,960)	-	(3,960)

NET CASH USED IN INVESTING ACTIVITIES	$(138,960)	$-	$(138,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) stockholder	(14,058)	-	21,328
Proceeds from note payable	-	-	16,539
Payments of note payable	(12,335)	-	(12,335)
Proceeds from sale of common stock	497,612	-	1,058,062
Proceeds from other comprehensive income	-	-	1,366
NET CASH PROVIDED BY FINANCING ACTIVITIES	$471,219	$-	$1,084,959

NET CHANGE IN CASH	101,233	100	374,404

Cash at beginning of period	273,171	-	-

Cash at end of period	$374,404	$100	$374,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$383	$-	$487
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

Total Nutraceutical Solutions, Inc.

(A Development Stage Company)

June 30, 2009 and 2008

Notes to the Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Generic Marketing Services, Inc. (“Generic Marketing Services”) (A Development Stage Company) was incorporated on July 19, 2007 under the laws of the State of Nevada.  The company was incorporated as a subsidiary of Basic Services, Inc. (“Basic Services”), a Nevada corporation.

Basic Services has been engaged in the development of generic pharmaceutical products its management decided to focus its attention on generic product development, and spin off its marketing segment.  Basic Services formed a subsidiary, which solely focused on marketing products, as compared to developing products.  On December 31, 2007, Basic Services decided to spin off its subsidiary.

On October 8, 2008, Generic Marketing Services filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its corporate name from Generic Marketing Services, Inc. to “Total Nutraceutical Solutions, Inc.” (“TNS” or the “Company”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the information filed as part of the Company’s Form 10-K filed on March 31, 2009.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”).  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fiscal year end

The Company elected July 31 as its initial fiscal year end date upon its formation.  On November 11, 2008, the Company decided to change its fiscal year end date to December 31 from July 31.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory

The Company values inventory, consisting of purchased raw materials, at the lower of cost or market.  Cost is determined on the First-in and First-out (“FIFO”) method.  The Company regularly reviews its inventory on hand and, when necessary, records a provision for excess or obsolete inventory based primarily on current selling price.  The Company determined that there was no inventory obsolescence as of June 30, 2009.

Property and equipment

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of three (3) years.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets. The Company’s long-lived assets, which include property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2009 or 2008.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, lease, interest receivable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.  The Company’s note receivable, lease receivable, and note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2009 and December 31, 2008.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2009 or for the period from July 19, 2007 (inception) through June 30, 2009.

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company will derive its revenue from sales contracts with customers with revenues being generated upon the shipment of mineral ores upon the Company commencing exploration operations.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Advertising costs

Advertising costs are expensed as incurred.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”).  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution.

The following table shows the weighted-average number of potentially outstanding dilutive shares included in the diluted net income (loss) per share calculation for the interim period ended June 30, 2009 and 2008 as they were dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Interim Period Ended June 30, 2009	For the Interim Period Ended June 30, 2008
Warrants issued as compensation on February 3, 2009 and April 1, 2009 (exercisable)	100,000	-
Warrants issued in connection with the sale of common stock on February 3, 2009 and June 9, 2009 (exercisable)	2,573,700	-
Total potentially outstanding dilutive shares	2,673,700	-

Cash flows reporting

The Company adopted Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows” (“SFAS No. 95”) for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by SFAS No. 95 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Foreign Currency Translation

The Company’s financial statements are reported in U.S. dollars.  The value of exchange transactions are translated into U.S. dollars at rates in effect at the time of the transaction execution.  Translation adjustments are recorded in Other Comprehensive Income (Loss).  In December 2008, the Company sold 250,000 shares of unrestricted common stock for $25,000 to a foreign investor.  As a result of this transaction, there was $1,366 recorded in other comprehensive income at December 31, 2008.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008.  Commencing with its annual report for the year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (“SFAS No. 165”) to be effective for the interim or annual financial periods ending after June15, 2009.  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2.  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations is not expected to be material.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to qualifying special purpose entities. This standard is effective for annual reporting periods beginning after November 15, 2009. The Company does not believe adoption of SFAS 166 will have a material impact on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No (46R)” (“SFAS No. 167”). SFAS No. 167 retains the scope of Interpretation 46(R) with the addition of entities previously considered qualifying special purpose entities, as the concept of these entities was eliminated in SFAS No. 166. This standard is effective for period annual reporting periods beginning after November 15, 2009. The Company does not believe adoption of SFAS No. 167 will have a material impact on its financial position or results of operations.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $356,987 at June 30, 2009 and had a net loss and cash used in operations of $235,452 and $231,026 at June 30, 2009, respectively, with no revenues since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORY

Inventory at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Purchased raw materials	$210,500	$200,000

	$210,500	$200,000

NOTE 5 – NOTES RECEIVABLE

Notes receivable at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
On February 5, 2009 the Company entered into a Note with Golden Gourmet Mushroom, Inc. with a term of 120 days. The note bears interest at 6.00% per annum, with principal due on June 5, 2009. In June 2009, payment of this note was extended for 90 days.	$135,000	$-

	135,000	-

NOTE 6 – LEASE RECEIVABLE

Lease receivable at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
The Company entered into an agreement with Hokto Kinoko, Co. on January 26, 2009 for removal of mushroom substrate waste at their growing facility in San Marcos, California. Currently, the Company rents a portion of this facility at a cost of $944 per month. As part of this Hokto agreement, the Company agreed to install the auger and other mushroom removal equipment for approximately $32,000 and subsequently lease the equipment back to Hokto for monthly payments of $944 over a period of three (3) years, at which point Hokto will have an option to purchase the equipment for the price of $1.00.	$26,835	$-

	26,835	-

Current portion	(4,214)	(-)

Lease receivable, net of current portion	$22,621	$-

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation at June 30, 2009 and December 31, 2008 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2009	December 31, 2008
Office equipment	3	$3,960	$-

		3,960	-
Less accumulated depreciation		(343)	(-)
		$3,617	$-

(i)

Depreciation expense

Depreciation expense for the interim period ended June 30, 2009 was $343.

NOTE 8 – NOTE PAYABLE

Note payable at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
On November 21, 2008 the Company entered into a short term financing agreement for $27,850 for Director’s and Officer’s Insurance. Repayment is to be paid over twelve (12) months, at interest of 6.7% per annum.	$4,204	$16,539

	$4,204	$16,539

NOTE 9 – STOCKHOLDERS’ EQUITY

Common stock

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

The Company opened a private placement offering to sell to selected offerees a minimum of 1,200,000 Units and a maximum of 3,000,000 Units, at an offering price of $0.50 per Unit.  Each Unit is comprised of two shares of the Company's Common Stock, $0.001 par value, and two, three year callable Warrants - an "A" Warrant to purchase one share of Common Stock at an exercise price of $0.75 per share and a "B" Warrant to purchase one share of Common Stock at an exercise price of $1.00 per share.  This private placement offering closed on June 9, 2009.

On February 5, 2009, 300,000 units, or 600,000 shares of Common Stock, were sold under the private placement offering to one investor for $150,000.

On March 31, 2009, 720 shares of Common Stock were issued as a consulting fee and valued at $180 based on the terms of the consulting agreement.

On June 9, 2009, 819,000 units, or 1,638,000 shares of Common Stock were sold under the private placement offering to several investors for $409,500.

Warrants

In connection with the private placement stock offering now open, the Company issued warrants to purchase common stock to the investors as part of the investment, and as a fee to the placement consultants.  At June 30, 2009, warrants for 2,573,700 shares were issued as part of the equity sale.  The fair value of these warrants granted, estimated on the date of grant, was $131,622, which has been recorded as additional paid-in capital.  The Warrants were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions for the warrants issued on February 4, 2009:

Expected option life (year)	3.00
Expected volatility	83.81%
Risk-free interest rate	1.42%
Dividend yield	0.00%

The Warrants were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions for the warrants issued on April 9, 2009:

Expected option life (year)	3.00
Expected volatility	93.00%
Risk-free interest rate	1.93%
Dividend yield	0.00%

Under separate consulting agreements with Mark Budzinski and Mike Erickson, the Company issued a five year warrant on February 3, 2009 and a five year warrant on April 1, 2009 as compensation.  Upon execution of the contracts 50,000 shares of those warrants are exercisable at $.025 per share for a service period ending December 31, 2009.  The fair value of the shares of the warrant which are exercisable, estimated on the dates of grant, was $16,890.  At June 30, 2009 the amortized value of these services was $6,125, which has been recorded as consulting expense.

The table below summarizes the Company’s warrants activity for the period ended June 30, 2009:

	Number of Shares Warrant Shares	Exercise Price Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, December 31, 2009	-	-	-	-	-
Granted	1,230,900	1.00	1.00	54,890	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Granted	1,230,900	0.75	0.75	68,565	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Granted	111,900	0.50	0.50	8,167	-
Canceled
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Granted	100,000	0.25	0.25	16,890	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	2,673,700			$148,512	$-
Earned and exercisable, December 31, 2008	2,673,700		$0.84	$148,512	$-
Unvested, June 30, 2009	300,000	$0.25	$0.25	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2009:

	Warrants Outstanding (*)			Warrants Exercisable (*)
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.50 – 1.00	2,573,700	3.00	$0.85	2,573,700	3.00	$0.85
$0.25	50,000	5.00	0.25	50,000	5.00	0.25
$0.25	50,000	3.00	0.25	50,000	3.00	0.25
$0.25 – 1.00	2,673,700	4.00	$0.84	2,673,700	4.00	$0.84

NOTE 10 – RELATED PARTY TRANSACTIONS

Consulting services from Chairman and CEO

Consulting services provided by the Chairman and CEO for the six months ended June 30, 2009 and fiscal year ended December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
Consulting services provided by and compensation to Chairman and CEO	$60,000	$20,000

	$60,000	$20,000

Related Party Payables to Chairman and CEO

The Company has posted a related party payable to CEO and Board Chairman Marvin Hausman related to travel and administrative expenses of $11,328 and consulting of $10,000 for services performed at June 30, 2009.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Assumption Agreement

Effective July 31, 2008, pursuant to which the Company has assumed the obligations of NW Research Partners to maintain the patent prosecution and perform preclinical and clinical research associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property.  Pennsylvania State University filed PSU Invention Disclosure No. 2008-3438 entitled “Rapid Generation of Vitamin D2 from Mushrooms and Fungi Using Pulsed UV-light”.   In October 2008, the company acquired from Pennsylvania State University, in exchange for $5,000, an Exclusive Option Agreement, effective November 21, 2008, pursuant to which the Company has assumed the obligations to maintain the patent prosecution and perform preclinical and clinical research associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property.

Consulting Agreements

On January 15, 2009, the Company entered into a consulting contract with Kinoko Company (Kinoko) whereas, the Company engaged Kinoko to identify accredited investors to purchase common stock “units” under the private placement currently open.  As compensation for this service, the Company agrees to pay Kinoko a fee equal to ten percent (10%) of the gross amount of proceeds received by the Company under this private placement.  The contract also entitles Kinoko to a participation fee in the form of a warrant to purchase “units” of Company common stock at an exercise price of $0.50 per “unit”.  (A “unit” consisting of two (2) shares of common stock plus one “A” warrant and one “B” warrant.)  Kinoko’s referrals will result in their receiving one (1) warrant to purchase one (1) “unit” for every ten (10) units purchased by a referred investor at $0.50.  At June 30, 2009, 30,000 warrants to purchase “units” of stock were issued to Kinoko (see NOTE 9).

On February 3, 2009, the Company entered into a strategic planning consulting contract with Mark Budzinski.  As compensation for his services the Company agrees to issue him a five year warrant for the purchase of up to 200,000 shares of common stock at an exercise price of $0.25 per share.  Under this warrant, up to 50,000 shares are immediately exercisable upon execution of the contract, with an additional 50,000 shares exercisable at each December 31st for the next three years.  The Company valued 50,000 warrants as deferred compensation for a total value of $8,360 and amortized $3,800 at June 30, 2009 (see NOTE 9).

On February 15, 2009, the Company signed a two year consulting contract with Large Animal Consulting, LLC, for advice relating to animal additives and supplements.  Under the contract, the consultant is to be paid $90 per hour for the first twelve hours worked in a month, and any additional hours are compensated with restricted common stock at $0.25 per share.  At March 31, 2009, the Company issued 720 shares of common stock under this agreement, for a total value of $180.  In addition, the consultant is entitled to receive three year stock purchase warrants at the end of any four month period in which he generates sales in excess of 25% over minimum as defined in the contract.  The warrant will be equal to one warrant to purchase one share of common stock for every $2.00 of product sales.  The warrants will be exercisable upon issuance at $0.25 per share during the first year, and increases to $0.35 per share during the second year.  At June 30, 2009, no warrants were issued under this contract.

On February 10, 2009, the Company entered into a consulting contract with Manuel Graiwer, whereas, the Company engaged Graiwer to identify accredited investors to purchase common stock “units” under the private placement currently open.  As compensation for this service, the Company agrees to pay Graiwer a fee equal to ten percent (10%) of the gross amount of proceeds received by the Company under this private placement.  The contract also entitles Graiwer to a participation fee in the form of a warrant to purchase “units” of Company common stock at an exercise price of $0.50 per “unit”.  (A “unit” consisting of two shares of common stock plus one “A” warrant and one “B” warrant.)  Graiwer’s referrals will result in their receiving one warrant to purchase one “unit” for every ten units purchased by a referred investor at $0.50.  At June 30, 2009, 31,000 warrants to purchase “units” of stock were issued to Graiwer (see NOTE 9).

On February 11, 2009, the Company entered into a marketing agreement with RAM Marketing, LLC (RAM).  Under this agreement, the Company will pay RAM a percentage of sales revenue as compensation.  In addition, RAM is entitled to receive three year stock purchase warrants as a bonus at the end of any year in which it generates sales in excess of 25% of minimum as defined in the contract.  The warrants are exercisable at $0.25 per share and equal to one warrant for one share of common stock for every $2.00 in sales.  The exercise price will increase in year two to $0.35 per share, in year three to $0.45 per share, in year four to $0.55 per share, and in years five through ten to $1.00 per share.  At June 30, 2009 no warrants were issued under this contract.

On March 2, 2009, the Company entered into a consulting contract with Marycliff Investment Corporation, whereas, the Company engaged Marycliff to identify accredited investors to purchase common stock “units” under the private placement currently open.  As compensation for this service, the Company agrees to pay Marycliff a fee equal to ten percent (10%) of the gross amount of proceeds received by the Company under this private placement.  The contract also entitles Marycliff to a participation fee in the form of a warrant to purchase “units” of Company common stock at an exercise price of $0.50 per “unit”.  (A “unit” consisting of two shares of common stock plus one “A” warrant and one “B” warrant.)  Marycliff’s referrals will result in their receiving one warrant to purchase one “unit” for every ten units purchased by a referred investor at $0.50.  At June 30, 2009, 50,900 warrants to purchase “units” of stock were issued to Marycliff (see NOTE 9).

On April 1, 2009, the Company entered into a consulting contract with Mike Erickson.  As compensation for his services the Company agrees to issue him a three year warrant for the purchase of up to 200,000 shares of common stock at an exercise price of $0.25 per share.  Under this warrant, up to 50,000 shares are immediately exercisable upon execution of the contract, with an additional 50,000 shares exercisable at each December 31st for the next three years.  The Company valued 50,000 warrants as deferred compensation for a total value of $8,530 and amortized $2,325 at June 30, 2009 (see NOTE 9).

On May 18, 2009, the Company entered into a marketing consulting contract with Greg Mardock.  As compensation for his services the Company agrees to issue him a five year warrant for the purchase of up to 100,000 shares of common stock at an exercise price of $0.25 per share.  Under this warrant, up to 50,000 shares are immediately exercisable upon execution of the contract, with an additional 25,000 shares exercisable at each December 31st for the next two (2) years.  The contract was executed on July 23, 2009.

On June 5, 2009, the Company entered into a marketing consulting contract with Lyndee Kemmet, Kemmet Schreiben.  As compensation for services under this contract the Company agrees to issue a five year warrant for the purchase of up to 100,000 shares of common stock at an exercise price of $0.25 per share.  Under this warrant, up to 50,000 shares are immediately exercisable upon execution of the contract, with an additional 25,000 shares exercisable at each December 31st for the next two (2) years.  The contract was executed on July 13, 2009.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On July 26, 2009 the Company entered into a consulting agreement with Kumar Sambamurti, Ph.D.  As compensation for the Consultant’s services under this Agreement, TNS agrees to issue to the Consultant a five-year warrant for the purchase of up to 50,000 shares of Common Stock of TNS, at an exercise price of $0.25 per share.  Warrants in the amount of 25,000 shares shall be issued concurrent with the execution of this agreement and additional warrants of 12,500 shares will be issued each July 31st for the next two (2) years.

On July 26, 2009 the Company entered into a consulting agreement with Krishna Moorthi Bhat Ph.D.  As compensation for the Consultant’s services under this Agreement, TNS agrees to issue to the Consultant a five-year warrant for the purchase of up to 50,000 shares of Common Stock of TNS, at an exercise price of $0.25 per share.  Warrants in the amount of 25,000 shares shall be issued concurrent with the execution of this agreement and additional warrants of 12,500 shares will be issued each July 31st for the next two (2) years.

On July 29, 2009 the Company reported the appointment of Mark Budzinski as Vice President of Sales and Marketing.  The new officer of the Company currently does not have employment agreements with the Company.  As the new Vice President of Sales & Marketing, Mr. Budzinski will be paid $5,000 per month.  The Board of Directors is currently evaluating a performance based bonus program which will be tied to directly to sales generated by the company.

On August 4, 2009 the Company dismissed Moore and Associates, Chartered as the auditors of record for the Company.

In August 2009, the Company signed a consulting agreement with Mary Phelps for her services.  As compensation for the Consultant’s services under this Agreement, TNS agrees to pay a monthly retainer of $1,000 for a Three (3) month trial period, regardless of sales volume.  In the event the sales of EquiSano exceed $10,000 per month, the retainer will be increased to $2,000 per month.  After the initial 90 day trial period, TNS reserves the right to terminate the retainer if sales of product do not exceed $5,000 per month and convert to a commission whereby the Consultant will be paid 15% of all gross sales of EquiSano from individuals identified as customers of Consultant.  In the event the Consultant and TNS agree to continue cooperation at the end of the 90 trial period, TNS will issue to the Consultant a three-year warrant for the purchase of up to 50,000 shares of Restricted Common Stock of TNS, at an exercise price of $.25 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Total Nutraceutical Solutions, Inc. (“the Company”, “we”, or “us”) may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing in Part I, Item 1.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Overview of Current Operations

Our Company was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on July 19, 2007.  On October 8, 2008, we filed amended Articles with the Secretary of State of the State of Nevada to change our corporate name to Total Nutraceutical Solutions, Inc.

We are a developmental stage company which plans to create and execute sales and marketing programs with the goal of demonstrating our ability to maximize our sales performance for nutraceutical products.  Management is currently working on its own formulations to produce, manufacture, and market is own customized line of non-FDA approved, over-the-counter products, specifically nutraceutical products.  As of June 30, the company has formulated three new natural organic mushroom dietary supplements and made application for trademarks for each of the three products.  Mushroom dietary supplements have the nutritional potential to provide multiple health benefits for humans, including promoting healthy joints, reducing inflammation, boosting the immune system, increasing stamina, and reducing stress and anxiety.   The three newly developed products are named ImmuSANO, GlucoSANO, and EquiSANO.  ImmuSANO is a proprietary nutritional blend of six medicinal mushrooms, each of which has different concentrations of bioactive enzymes and nutrients.  ImmuSANO is a holistic and natural approach to health care that nutritionally assists people in balancing cellular function and promoting a stronger immune system.  GlucoSANO is a natural whole food product composed of a proprietary blend of exotic certified organic mushrooms & mycelia matrices.  GlucoSANO has been formulated to nutritionally assist in metabolic function and stabilization of blood sugar.  EquiSANO is a mushroom blend product promoting health for horses.

Business

We are an emerging nutraceutical company with a focus on discovering, formulating, and marketing products composed primarily of organic natural mushrooms that contain bioactive nutrients for potential health benefits.  We develop production and analytic technologies for food and nutritional supplements.  Novel clinical models and biomarkers are used to show nutritional and clinical efficacy of our products.  In addition to preventative healthcare formulations and nutritional approaches to a wide variety of human conditions and illnesses, the Company also develops and acquires breakthrough nutritional tools and products in the fields of animal husbandry and livestock feeds.

Business Strategy

We have had limited nutraceutical business activities.  We are a development stage entity in the process of establishing a business focused on contract manufacture, distribution, and sale of nutraceutical products that are made entirely of naturally occurring dietary substances.  These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare. To date, we have developed three new proprietary products and will initiate sales of all three products in August of this year.

These over-the-counter dietary supplements have been designed and formulated by the company and produced by outside contract manufacturers.  Management defines nutraceutical as “a food or naturally occurring food supplement thought to have a beneficial effect on human and/or animal health.”  The Company had not developed, nor produced, any products at the close of its fiscal year.  Emphasis had been placed on raising sufficient capital to enable the company to develop these products.

On June 9, 2009 the Company closed a private offering and issued 819,000 Units at $.50 per unit to nine accredited investor for $409,500.  The Units consisted of two (2) shares of its par value $.001 unregistered common stock, One (1) “A” Stock Purchase Warrant to Purchase One Additional Share of Common Stock at $.75 Per Share and One (1) “B” Stock Purchase Warrant to Purchase One Additional Share of Common Stock at $1.00 Per Share for a Period of Three Years.  Total Nutraceutical Solutions, Inc. sold these shares and warrants to further capitalize the Company in order to execute its business plan.  The Company  relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Regulation D”), for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  The purchaser has represented to the Company that they are an “accredited investor.”  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.  These funds are being used to develop and market nutraceutical products.

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

Marketing Strategy

We believe our potential for growth involves the development of nutraceutical product(s) that can be marketed and sold through physicians and health care professionals, retail channels in North America, and through distributors internationally, in addition to wholesalers and multi-level marketing groups.  Retail channels would include independent and chain health food stores, pharmacies, internet sales, grocery and drug store chains, and other direct-to-consumer retailers.  Our web site is a key component of our proposed sales and marketing program- www.totalnutraceutical.com.  We have signed one exclusive distribution agreement with Caribbean International Medical N.V. who will focus their marketing efforts in the Caribbean.

Brand Awareness

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

Recent Event

We entered into a definitive 90 day option agreement dated November 22, 2008 with Golden Gourmet Mushroom, Inc. to acquire all right, title and interest in the Mushroom Matrix Assets in exchange for Three Hundred Fifty Thousand ($350,000) and Two Million Five Hundred Thousand (2,500,000) shares of restricted Common Stock of the Company and a certain royalty interest in future net sales generated by the Company.  At the end of the 90 day option, Golden Gourmet Mushrooms, Inc. granted an extension to the option to April 30, 2009.  We requested a second extension to May 18, 2009, for the express purpose of reaching the minimum on a 506 private offering.  Golden Gourmet Mushrooms declined the request to extend the option period, except under certain conditions which our management believed was not in the best interest of the Company or our shareholders.

Results of Operations for the quarter ended June 30, 2009

During the six months ended June 30, 2009, we had a net loss of $(235,452) versus a $(100) net loss for the same period last year, when our Company was inactive.

We earned nominal revenues since its inception on July 19, 2007 through June 30, 2009.  Management does not anticipate earning any significant revenues until such time as it fully market one or more nutraceutical product(s).  We are presently in the development stage of business and have just recently developed three products.  There are no assurances that we will be successful in significant sales of any nutraceutical product(s).

For the period since inception through June 30, 2009, we generated $2,190 in income.  Since inception on July 19, 2007, we experienced a net loss of $(356,987).  The loss was attributed to organizational expenses, accounting and legal fees, and building company infrastructure.  Management anticipates its operating expenses will increase as we start to develop and market nutraceutical product.  Management also anticipates our ongoing operating expenses will also increase since we are a reporting company under the Securities Exchange Act of 1934.

Revenues

We generated $2,190 in revenue for the period from July 19, 2007 (inception) through June 30, 2009.  We anticipate an increase of revenues in August of this year from the introduction of three products to the market.

Going Concern

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

Significant changes in the number of employees

As of June 30, 2009, we did not have any employees.  We are dependent upon our officers and directors for our future business development.  As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2009 reflects cash of $374,404, current assets of $760,036 and current Liabilities of $55,087.  Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.  Management believes it has sufficient funds to remain operational for the next six months.

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

There can be no assurance that additional capital will be available to us.  We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

New Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

•	management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
•	the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (“SFAS No. 165”) to be effective for the interim or annual financial periods ending after June15, 2009.  SFAS No. 165 The objective of this Statement is to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2.  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations is not expected to be material.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our President (who is also our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President and principal financial officer initially concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 1A.  Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and the discussion above in Part I, Item 2, under " Liquidity and Capital Resources.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 9, 2009 we closed a private offering and issued 819,000 Units at $.50 per unit to nine accredited investor for $409,500.  The Units consisted of two (2) shares of its par value $.001 unregistered common stock, One (1) “A” Stock Purchase Warrant to purchase one additional share of common stock at $.75 per share and one (1) “B” Stock Purchase Warrant to purchase one additional share of common stock at $1.00 per share for a period of three years.  We sold these shares and warrants to further capitalize the Company in order to execute its business plan.

The Company is relying on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Regulation D”), for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  The purchaser has represented to the Company that they are an “accredited investor.”  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Registrant		SB-2	3.1	08/06/2007

3.2	Bylaws of Registrant		SB-2	3.2	08/06/2007

3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008

10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008

10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008

10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008

10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Total Nutraceutical Solutions, Inc.

August 18, 2009	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer)

August 18, 2009	By:	/s/ Frank Arnone
Frank Arnone President (Principal Financial Officer)