Form 10-Q
period 2009-09-30
Total Nutraceutical Solutions, Inc.
filed 2009-11-23
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.

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

__________________________

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

On November 23, 2009, 52,012,470 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Total Nutraceutical Solutions, Inc .

(A Development Stage Company)

September 30, 2009 and 2008

Index to Financial Statements

CONTENTS	Page
Balance Sheets at September 30, 2009 (Unaudited) and December 31, 2008	4
Statements of Operations for the Three Months and Nine Months Ended September 30, 2009 and 2008 and for the Period from July 19, 2007 (Inception) through September 30, 2009 (Unaudited)	5
Statement of Stockholders’ Equity for the Period from July 19 (Inception) through September 30, 2009 (Unaudited)	6
Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 and for the Period from July 19, 2007 (Inception) through June 30, 2009 (Unaudited)	7
Notes to the Financial Statements (Unaudited)	8-19

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash	$189,862	$273,171
Inventory	230,909	200,000
Accounts receivable	30,731	-
Prepaid expenses	9,787	25,529
Current portion of lease receivable	2,832	-
Note receivable	135,000	-
Interest receivable	3,458	-
Total Current Assets	602,579	498,700

Property and Equipment
Property and equipment	3,960	-
Accumulated depreciation	(673)	-
Property and Equipment, net	3,287	-

Lease Receivable, net of current portion	21,437	-

Total Assets	$627,303	$498,700

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$51,599	$6,495
Advances from stockholder	15,952	35,387
Note payable	-	16,539
Total Current Liabilities	67,551	58,420

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
None issued or outstanding	-	-
Common stock, $.001 par value, 70,000,000 shares authorized,
52,012,470 and 49,673,750 issued and outstanding, respectively	52,013	49,674
Additional Paid-In Capital	1,073,439	510,776
Deferred Compensation	(21,112)	-
Deficit accumulated during the development stage	(545,954)	(121,535)
Other comprehensive income:
Foreign currency translation gain	1,366	1,366

Total Stockholders' Equity	559,752	440,280

Total Liabilities and Stockholders' Equity	$627,303	$498,700

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
					For the Period from
	For the	For the	For the	For the	July 19, 2007
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(Inception) through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$39,863	$-	$39,863	$-	$39,863

COST OF GOODS SOLD	25,306	-	25,306	-	25,306

GROSS PROFIT	14,557	-	14,557	-	14,557

OPERATING EXPRENSES
Consulting fees	$81,065	$-	$177,572	$-	$216,539
Advertising and promotion	9,320	-	25,075	-	25,345
Depreciation	330	-	673	-	673
General and administrative	14,644	106	41,366	106	51,565
Sales commissions	6,251	-	6,251	-	6,251
Product development	9,375	-	29,632	-	29,632
Accounting	13,860	500	35,020	2,000	42,240
Legal	54,772	9,035	66,793	9,035	91,040
Insurance	7,990	-	21,915	-	24,235
Travel	7,689	1,449	38,093	1,449	68,966
Stock transfer agent	225	5,555	390	5,555	7,725
Total Operating Expenses	205,521	16,645	442,780	18,145	564,211

LOSS FROM OPERATIONS	(190,964)	(16,645)	(428,223)	(18,145)	(549,654)

OTHER (INCOME) EXPENSES
Interest income	(2,032)	-	(4,222)	-	(4,222)
Interest	35	-	418	-	522

Total other income	(1,997)	-	(3,804)	-	(3,700)

LOSS BEFORE TAXES	(188,967)	(16,645)	(424,419)	(18,145)	(545,954)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(188,967)	$(16,645)	$(424,419)	$(18,145)	$(545,954)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted common shares outstanding
- basic and diluted	51,945,803	54,723,750	50,946,754	25,490,417	32,558,409

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
						Other
						Compre-
						hensive
						Income	Deficit
					Stock	Foreign	Accumulated
	Common Stock Shares	Par Value	Additional Paid In Capital	Deferred Com-pensation	Receivable Sub-scriptions	Currency Translation Income	During the Development Stage	Total

Balance - July 19, 2007 (Date of Inception)	-	$-	$-	$-	$-	$-	$-	$-
Contributed Capital			400					400
Shares issued to Basic Services stockholders
in October 2007	10,873,750	10,874	(10,874)					-
Net loss							(400)	(400)

Balance - December 31, 2007	10,873,750	10,874	(10,474)	-	-	-	(400)	-

Shares issued for cash at par in July 2008	40,000,000	40,000	-					40,000
Contributed Capital			50					50
Shares issued for cash at $0.01 per share
in August 2008	3,000,000	3,000	297,000					300,000
Shares issued for stock subscription receivable
at $0.01 per share in September 2008	2,050,000	2,050	202,950		(105,000)			100,000
Shares issued in connection with assignment
and assumption agreement in September 2008	3,500,000	3,500	(3,500)					-
Payment of stock scription receivable
received in October 2008					105,000			105,000
Shares returned to Treasury in November 2008	(10,000,000)	(10,000)						(10,000)
Shares issued for cash for $0.10 per share
paid in foreign currency in December 2008	250,000	250	24,750			1,366		26,366
Net loss							(121,135)	(121,135)

Balance - December 31, 2008	49,673,750	49,674	510,776	-	-	1,366	(121,535)	440,281

Shares issued for cash in February 2009,
net of offering costs of $15,000	600,000	600	102,810					103,410
Warrants issued in connection with the
sale of common shares in February 2009			31,590					31,590
Issuance of warrants for future services			42,390	(42,390)				-
Shares issued for agreement in March 2009	720	1	179					180
Amortization of deferred compensation				21,278				21,278
Shares issued for cash in June 2009,
net of offering costs of $47,069	1,638,000	1,638	260,762					262,400
Warrants issued in connection with the
sale of common shares in June 2009			100,032					100,032
Shares issued for cash in September 2009	100,000	100	24,900					25,000
Net loss							(424,419)	(424,419)

Balance - September 30, 2009	52,012,470	$52,013	$1,073,439	$(21,112)	$-	$1,366	$(545,954)	$559,752

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from
	For the Nine Months	For the Nine Months	July 19, 2007
	Ended	Ended	(Inception) through
	September 30, 2009	September 30, 2008	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(424,419)	$(18,145)	$(545,954)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	673	-	673
Deferred compensation	(21,112)	-	(21,112)
Changes in operating assets and liabilities:			-
Inventory	(30,909)	-	(230,909)
Accounts receivable	(30,731)		(30,731)
Prepaid expenses	15,742	-	(9,787)
Lease receivable	(24,269)	-	(24,269)
Interest receivable	(3,458)	-	(3,458)
Accounts payable and accrued expenses	25,671	1,500	32,165

NET CASH USED IN OPERATING ACTIVITIES	(492,812)	(16,645)	(833,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	(135,000)	-	(135,000)
Purchase of furniture and equipment	(3,960)	-	(3,960)

NET CASH USED IN INVESTING ACTIVITIES	(138,960)	-	(138,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) stockholder	-	-	35,387
Proceeds from note payable	-	-	16,539
Payments of note payable	(16,539)	-	(16,539)
Proceeds from sale of common stock	565,002	440,050	1,125,451
Proceeds from other comprehensive income	-	-	1,366

NET CASH PROVIDED BY FINANCING ACTIVITIES	548,463	440,050	1,162,204

NET CHANGE IN CASH	(83,309)	423,405	189,862

Cash at beginning of period	273,171	-	-

Cash at end of period	$189,862	$423,405	$189,862

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$418	$-	$522
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

Total Nutraceutical Solutions, Inc .

(A Development Stage Company)

September 30, 2009 and 2008

Notes to the Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Generic Marketing Services, Inc. (“Generic Marketing Services”) (A Development Stage Company) was incorporated on July 19, 2007 under the laws of the State of Nevada.  The company was incorporated as a subsidiary of Basic Services, Inc. (“Basic Services”), a Nevada corporation.

Basic Services has been engaged in the development of generic pharmaceutical products; its management decided to focus its attention on generic product development, and spin off its marketing segment.  Basic Services formed a subsidiary, which solely focused on marketing products, as compared to developing products.  On December 31, 2007, Basic Services decided to spin off its subsidiary.

On October 8, 2008, Generic Marketing Services filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its corporate name from Generic Marketing Services, Inc. to “Total Nutraceutical Solutions, Inc.” (“TNS” or the “Company”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

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

Inventory

The Company values inventory, consisting of purchased raw materials, at the lower of cost or market.  Cost is determined on the First-in and First-out (“FIFO”) method.  The Company regularly reviews its inventory on hand and, when necessary, records a provision for excess or obsolete inventory based primarily on current selling price.  The Company determined that there was no inventory obsolescence as of September 30, 2009.

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

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2009 or 2008.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, interest receivable, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.  The Company’s note receivable, lease receivable and note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2009 and December 31, 2008.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009, 2008 or for the period from July 19, 2007 (inception) through September 30, 2009.

Revenue recognition

The Company follows the guidance of paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company recognizes its revenue from sales contracts with customers with revenues being generated upon the shipment of mineral ores upon the Company commencing exploration operations.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Advertising costs

Advertising costs are expensed as incurred.

Stock-based compensation for obtaining employee services and equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification and accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for stock options and warrants are as follows:

•

The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.
•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.
•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net loss per common share

Net loss per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2009 and 2008 as they were anti-dilutive:

		Weighted average number of Potentially outstanding dilutive shares
		For the Interim Period Ended September 30, 2009	For the Interim Period Ended September 30, 2008

Warrants issued in connection with the sale of common stock on February 3, 2009 and June 9, 2009 (exercisable)		2,573,700	-

Warrants issued as compensation on February 3, 2009, April 1, 2009 and September 3, 2009 (exercisable)		250,000	-

Total potentially outstanding dilutive shares		2,823,700	-
%	%

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the

provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $545,954 at September 30, 2009 and had a net loss and cash used in operations of $424,419 and $492,812 at September 30, 2009, respectively.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORY

Inventory at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Purchased raw materials	$230,909	$200,000

	$230,909	$200,000

NOTE 5 – NOTE RECEIVABLE

Note receivable at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
On February 5, 2009 the Company entered into a note with Golden Gourmet Mushroom, Inc. with a term of 120 days. The note bears interest at 6.00% per annum, with principal originally due on June 5, 2009 and subsequently extended to December 31, 2009.	$135,000	$-

	$135,000	$-

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation at September 30, 2009 and December 31, 2008 consisted of the following:

	Estimated Useful Life (Years)	September 30, 2009	December 31, 2008
Office equipment	3	$3,960	$-

		3,960	-
Less accumulated depreciation		(673)	(-)
		$3,287	$-

(i)

Depreciation expense

Depreciation expense for the interim period ended September 30, 2009 was $673.

NOTE 7 – NOTE PAYABLE

Note payable at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
On November 21, 2008 the Company entered into a short term financing agreement for $27,850 for Director’s and Officer’s Insurance. Repayment is to be paid over twelve (12) months, at interest of 6.7% per annum. The note was fully repaid at September 30, 2009.	$-	$16,539

	$-	$16,539

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On June 9, 2009, 819,000 units, or 1,638,000 shares of Common Stock, were sold under the private placement offering to several investors for $409,500.

On September 22, 2009, 100,000 shares of Common Stock were issued for $25,000 cash to one investor for $0.25 a share.

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

Expected option life (year)	3
Expected volatility	85.81%
Risk-free interest rate	1.42%
Dividend yield	0.00%

The Warrants were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions for the warrants issued on April 9, 2009:

Expected option life (year)	3
Expected volatility	93.00%
Risk-free interest rate	1.93%
Dividend yield	0.00%

Under separate consulting agreements with Mark Budzinski and Mike Erickson, the Company issued a five year warrant on February 3, 2009 and a five year warrant on April 1, 2009 as compensation.  Upon execution of the contracts 50,000 shares of those warrants are exercisable at $.025 per share for a service period ending December 31, 2009.  The fair value of the shares of the warrant which are exercisable, estimated on the dates of grant, was $16,890.  At September 30, 2009 the amortized value of these services was $10,730, which has been recorded as consulting expense.

Under separate consulting agreements with Greg Mardock, Lyndee Kemmet, Kumar Sambamurti and Krishna Moorthi Bhat the Company issued five year warrants in July 2009 and a five year warrant in September,2009 as compensation.  Upon execution of the contracts 100,000 shares of those warrants are exercisable at $.025 per share for a service period ending December 31, 2009, and 50,000 shares of those warrants are exercisable at $0.25 per share for a service period ending July 31, 2010.  The fair value of the shares of the warrant which are exercisable, estimated on the dates of grant, was $25,500.  At September 30, 2009 the amortized value of these services was $10,548, which has been recorded as consulting expense.

The Warrants were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions for the warrants issued on July 23, 2009:

Expected option life (year)	3
Expected volatility	85.33%
Risk-free interest rate	1.62%
Dividend yield	0.00%

The Warrants were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions for the warrants issued on September 3, 2009:

Expected option life (year)	3
Expected volatility	85.38%
Risk-free interest rate	1.42%
Dividend yield	0.00%

The table below summarizes the Company’s warrants activity for the interim period ended September 30, 2009:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2008	-	$-	$-	$-	$-

Granted
	1,230,900	1.00	1.00	54,890	-
	1,230,900	0.75	0.75	68,575	-
	111,900	0.50	0.50	8,167	-
	250,000	0.25	0.25	42,300	-

Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, September 30, 2009	2,823,700	$0.25 – 1.00	$0.80	$173,922	$-

Earned and exercisable, September 30, 2009	2,823,700	$0.25 – 1.00	$0.80	$173,922	$-

Unvested, September 30, 2009	450,000	$0.25	$0.25	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1.00	1,230,900	3.00	$1.00	1,230,900	3.00	$1.00

$0.75	1,230,900	3.00	$0.75	1,230,900	3.00	$0.75

$0.50	111,900	3.00	$0.50	111,900	3.00	$0.50

$0.25	250,000	2.00	$0.25	250,000	2.00	$0.25

$0.25 - 1.00	2,823,700	3.00	$0.80	2,823,700	3.00	$0.80

NOTE 9 – RELATED PARTY TRANSACTIONS

Consulting services from Chairman and CEO

Consulting services provided by and compensation to the Chairman and CEO were $90,000 and $20,000 for the interim period ended September 30, 2009 and 2008, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Consulting agreements

On January 15, 2009, the Company entered into a consulting contract with Kinoko Company (Kinoko) whereas, the Company engaged Kinoko to identify accredited investors to purchase common stock “units” under the private placement currently open.  As compensation for this service, the Company agrees to pay Kinoko a fee equal to ten percent (10%) of the gross amount of proceeds received by the Company under this private placement.  The contract also entitles Kinoko to a participation fee in the form of a warrant to purchase “units” of Company common stock at an exercise price of $0.50 per “unit”.  (A “unit” consisting of two (2) shares of common stock plus one “A” warrant and one “B” warrant)  Kinoko’s referrals will result in their receiving one (1) warrant to purchase one (1) “unit” for every ten (10) units purchased by a referred investor at $0.50.  At June 30, 2009, 30,000 warrants to purchase “units” of stock were issued to Kinoko (see NOTE 8).

On February 3, 2009, the Company entered into a strategic planning consulting contract with Mark Budzinski.  As compensation for his services the Company agrees to issue him a five year warrant for the purchase of up to 200,000 shares of common stock at an exercise price of $0.25 per share.  Under this warrant, up to 50,000 shares are immediately exercisable upon execution of the contract, with an additional 50,000 shares exercisable at each December 31 st for the next three years.  The Company valued 50,000 warrants as deferred compensation for a total value of $8,360 and amortized $6,080 at September 30, 2009 (see NOTE 8).

On February 15, 2009, the Company signed a two year consulting contract with Large Animal Consulting, LLC, for advice relating to animal additives and supplements.  Under the contract, the consultant is to be paid $90 per hour for the first twelve hours worked in a month, and any additional hours are compensated with restricted common stock at $0.25 per share.  At March 31, 2009, the Company issued 720 shares of common stock under this agreement, for a total value of $180.  In addition, the consultant is entitled to receive three year stock purchase warrants at the end of any four month period in which he generates sales in excess of 25% over minimum as defined in the contract.  The warrant will be equal to one warrant to purchase one share of common stock for every $2.00 of product sales.  The warrants will be exercisable upon issuance at $0.25 per share during the first year, and increases to $0.35 per share during the second year.  At September 30, 2009, no warrants were issued under this contract.

On February 10, 2009, the Company entered into a consulting contract with Manuel Graiwer, whereas, the Company engaged Graiwer to identify accredited investors to purchase common stock “units” under the private placement currently open.  As compensation for this service, the Company agrees to pay Graiwer a fee equal to ten percent (10%) of the gross amount of proceeds received by the Company under this private placement.  The contract also entitles Graiwer to a participation fee in the form of a warrant to purchase “units” of Company common stock at an exercise price of $0.50 per “unit”.  (A “unit” consisting of two shares of common stock plus one “A” warrant and one “B” warrant)  Graiwer’s referrals will result in their receiving one warrant to purchase one “unit” for every ten units purchased by a referred investor at $0.50.  At June 30, 2009, 31,000 warrants to purchase “units” of stock were issued to Graiwer (see NOTE 8).

On February 11, 2009, the Company entered into a marketing agreement with RAM Marketing, LLC (RAM).  Under this agreement, the Company will pay RAM a percentage of sales revenue as compensation.  In addition, RAM is entitled to receive three year stock purchase warrants as a bonus at the end of any year in which it generates sales in excess of 25% of minimum as defined in the contract.  The warrants are exercisable at $0.25 per share and equal to one warrant for one share of common stock for every $2.00 in sales.  The exercise price will increase in year two to $0.35 per share, in year three to $0.45 per share, in year four to $0.55 per share, and in years five through ten to $1.00 per share.  At September 30, 2009 no warrants were issued under this contract.

On March 2, 2009, the Company entered into a consulting contract with Marycliff Investment Corporation, whereas, the Company engaged Marycliff to identify accredited investors to purchase common stock “units” under the private placement currently open.  As compensation for this service, the Company agrees to pay Marycliff a fee equal to ten percent (10%) of the gross amount of proceeds received by the Company under this private placement.  The contract also entitles Marycliff to a participation fee in the form of a warrant to purchase “units” of Company common stock at an exercise price of $0.50 per “unit”.  (A “unit” consisting of two shares of common stock plus one “A” warrant and one “B” warrant)  Marycliff’s referrals will result in their receiving one warrant to purchase one “unit” for every ten units purchased by a referred investor at $0.50.  At June 30, 2009, 50,900 warrants to purchase “units” of stock were issued to Marycliff (see NOTE 8).

On April 1, 2009, the Company entered into a consulting contract with Mike Erickson.  As compensation for his services the Company agrees to issue him a three year warrant for the purchase of up to 200,000 shares of common stock at an exercise price of $0.25 per share.  Under this warrant, up to 50,000 shares are immediately exercisable upon execution of the contract, with an additional 50,000 shares exercisable at each December 31 st for the next three years.  The Company valued 50,000 warrants as deferred compensation for a total value of $8,530 and amortized $4,650 at September 30, 2009 (see NOTE 8).

On May 18, 2009, the Company entered into a marketing consulting contract with Greg Mardock.  As compensation for his services the Company agrees to issue him a five year warrant for the purchase of up to 100,000 shares of common stock at an exercise price of $0.25 per share.  Under this warrant, up to 50,000 shares are immediately exercisable upon execution of the contract, with an additional 25,000 shares exercisable at each December 31 st for the next two (2) years.  The contract was executed on July 23, 2009.  The Company valued 50,000 warrants as deferred compensation for a total value of $8,500 and amortized $4,250 at September 30, 2009 (see NOTE 8).

On June 5, 2009, the Company entered into a marketing consulting contract with Lyndee Kemmet, Kemmet Schreiben.  As compensation for services under this contract the Company agrees to issue a five year warrant for the purchase of up to 100,000 shares of common stock at an exercise price of $0.25 per share.  Under this warrant, up to 50,000 shares are immediately exercisable upon execution of the contract, with an additional 25,000 shares exercisable at each December 31 st for the next two (2) years.  The contract was executed on July 13, 2009.  The Company valued 50,000 warrants as deferred compensation for a total value of $8,500 and amortized $5,100 at September 30, 2009 (see NOTE 8).

On July 23, 2009, the Company entered into a marketing consulting contract with Krishna Moorthi Bhat.  As compensation for services under this contract the Company agrees to issue a five year warrant for the purchase of up to 50,000 shares of common stock at an exercise price of $0.25 per share.  Under this warrant, up to 25,000 shares are immediately exercisable upon execution of the contract, with an additional 12,500 shares exercisable at each July 31 st for the next two (2) years.  The contract was executed on July 30, 2009.  The Company valued 25,000 warrants as deferred compensation for a total value of $4,250 and amortized $773 at September 30, 2009 (see NOTE 8).

On July 26, 2009, the Company entered into a marketing consulting contract with Kumar Sambamurti.  As compensation for services under this contract the Company agrees to issue a five year warrant for the purchase of up to 50,000 shares of common stock at an exercise price of $0.25 per share.  Under this warrant, up to 25,000 shares are immediately exercisable upon execution of the contract, with an additional 12,500 shares exercisable at each July 31 st for the next two (2) years.  The contract was executed on September 3, 2009.  The Company valued 25,000 warrants as deferred compensation for a total value of $4,250 and amortized $425 at September 30, 2009 (see NOTE 8).

In August, 2009 the Company signed a consulting agreement with Mary Phelps for her services.  As compensation for the Consultant’s services under this Agreement, TNS agrees to pay a monthly retainer of $1,000 for a three (3) month trial period, regardless of sales volume.  In the event the sales of EquiSano exceed $10,000 per month, the retainer will be increased to $2,000 per month.  After the initial 90 day trial period, TNS reserves the right to terminate the retainer if sales of product do not exceed $5,000 per month and convert to a commission whereby the Consultant will be paid 15% of all gross sales of EquiSano from individuals identified as customers of Consultant.  In the event the Consultant and TNS agree to continue cooperation at the end of the 90 trial period, TNS will issue to the Consultant a three-year warrant for the purchase of up to 50,000 shares of Restricted Common Stock of TNS, at an exercise price of $.25 per share.  The contract was executed in November 2009.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2009 through November 16, 2009, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On October 1, 2009 the Company signed a consulting agreement with Ashley Kondziela for her services.  As compensation for the consultant’s services the Company agrees to pay a commission of 10% of all sales that result “closed” sales.  In addition, any referrals for individual sales will result in a 15% commission.  The Company will also issue to the consultant a five-year warrant for the purchase of up to 50,000 shares of common stock at an exercise price of $0.25.  Warrants in the amount of 20,000 shall be issued with the execution of this agreement and an additional 10,000 warrants will be issued each June 30 for the next three years.

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

We are a developmental stage company which plans to create and execute sales and marketing programs with the goal of demonstrating our ability to maximize our sales performance for nutraceutical products.  Management and its scientific consultants are  working on proprietary  formulations to produce, manufacture, and market  customized lines of non-FDA approved, over-the-counter products, specifically nutraceutical products.  As of September 30, the company has formulated three new natural organic mushroom dietary supplements and made application for trademarks for each of the three products.  Mushroom dietary supplements have the nutritional potential to provide multiple health benefits for humans, including providing antioxidants, reducing inflammation, supporting the immune system, promoting healthy joints, increasing stamina, and reducing stress and anxiety.   The three newly developed products are named ImmuSANO, GlucoSANO, and EquiSANO.  ImmuSANO is a proprietary nutritional blend of six medicinal mushrooms and mycelia matrices, each of which has different concentrations of bioactive enzymes and nutrients.  ImmuSANO is a holistic and natural approach to health care that nutritionally assists people in balancing cellular function and supporting  a stronger immune system.  GlucoSANO is a natural whole food product composed of a proprietary blend of exotic certified organic mushrooms & mycelia matrices.  GlucoSANO has been formulated to nutritionally assist in metabolic function and stabilization of blood sugar.  EquiSANO is an organic mushroom blend product promoting health for horses.

On July 29, 2009, Mark Budzinski was appointed by the Board of Directors as our newly appointed Vice President of Sales & Marketing

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

Business Strategy

The Company has  limited nutraceutical business activities.  We are a development stage entity in the process of establishing a business focused on contract manufacture, distribution, and sale of nutraceutical products that are made entirely of naturally occurring food and dietary substances.  These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare. To date, we have developed three new proprietary products and have initiated sales of all three products.

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

On June 9, 2009 the Company closed a private offering and issued 819,000 Units at $.50 per unit to nine accredited investors for $409,500.  The Units consisted of two (2) shares of its par value $.001 unregistered common stock, One (1) “A” Stock Purchase Warrant to Purchase One Additional Share of Common Stock at $.75 Per Share and One (1) “B” Stock Purchase Warrant to Purchase One Additional Share of Common Stock at $1.00 Per Share for a Period of Three Years.  Total Nutraceutical Solutions, Inc. sold these shares and warrants to further capitalize the Company in order to execute its business plan.  The Company  relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Regulation D”), for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  The purchaser has represented to the Company that they are an “accredited investor.”  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.  These funds are being used to develop and market nutraceutical products.

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

Marketing Strategy

We believe our potential for growth involves the development of nutraceutical products that can be marketed and sold through physicians and health care professionals, retail channels in North America, and through distributors internationally, in addition to wholesalers and multi-level marketing groups.  Retail channels would include independent and chain health food stores, pharmacies, internet sales, grocery and drug store chains, and other direct-to-consumer retailers.  Our web site is a key component of our proposed sales and marketing program- www.totalnutraceutical.com.  We have signed one exclusive distribution agreement with Caribbean International Medical N.V. who will focus their marketing efforts in the Caribbean.

We presented our research technology and preclinical studies at the 51st Mushroom Industry Conference that was held September 20-22, 2009, in Avondale, Pennsylvania.  The conference was hosted by Pennsylvania State University.

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

Results of Operations for the quarter ended September 30, 2009

During the nine months ended September 30, 2009, we had a net loss of $(424,419) versus a $(18,145) net loss for the same period last year, when our Company was inactive.

We earned nominal revenues since its inception on July 19, 2007 through September 30, 2009.  Management does not anticipate earning any significant revenues until such time as it fully market one or more nutraceutical product(s).  We are presently in the development stage of business and have just recently developed three products.  There are no assurances that we will be successful in significant sales of any nutraceutical product(s).

For the period since inception through September 30, 2009, we generated $39,863 in income.  Since inception on July 19, 2007, we experienced a net loss of $(545,954).  The loss was attributed to organizational expenses, accounting and legal fees, marketing expenses and building company infrastructure.  Management anticipates its operating expenses will increase as we start to develop and market nutraceutical products.

Revenues

We generated $39,863 in revenue for the period from July 19, 2007 (inception) through September 30, 2009.  We anticipate an increase of revenues in the fourth quarter of this year associated with the introduction of three products to the market.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Intellectual Property

We acquired certain intellectual property pursuant to research agreements in association with Pennsylvania State University.  These research endeavors resulted in the filing of U.S. Provisional Patent Application No. 60/782,204, entitled "Identification of Selenoergothioneine as a Natural Organic Form of Selenium from Cultivated Mushrooms."  We purchased an option assignment to license from Pennsylvania State University the technologies associated with the intellectual property.  This intellectual property is the cornerstone of our business.  Other intellectual properties include an option to license an invention entitled “Rapid Generation of Vitamin D2 from Mushroom and Fungi using Pulsed UV Light.” A US Provisional Patent Application was filed on April 23, 2008 and names Professor Robert B. Beelman and Graduate student Micheal Kalaras as co-inventors, Department of Food Science, Pennsylvania State University.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of September 30, 2009, we did not have any employees.  We are dependent upon our officers and directors for our future business development.  As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2009 reflects cash of $189,862, current assets of $602,579 and current Liabilities of $67,551.  Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.  Management believes it has sufficient funds to remain operational for the next six months.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 18, 2009, we issued 100,000 Shares of common stock at $.25 per share to a single investor for $25,000.  The purchaser was Philip Sobol, a Director of the company.  We sold these shares to further capitalize the Company, in order to execute our business plan.

We relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Regulation D”), for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  The purchaser represented to the Company that they were an “accredited investor.”  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale because the purchaser is an affiliate of the company.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Registrant		SB-2	3.1	08/06/2007

3.2	Bylaws of Registrant		SB-2	3.2	08/06/2007

3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008

10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008

10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008

10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008

10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009

10.5	Form of Securities Purchase Agreement		8-K	10.1	09/21/2009

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Total Nutraceutical Solutions, Inc.

November 23, 2009	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer)

November 23, 2009	By:	/s/ Frank Arnone
Frank Arnone President (Principal Financial Officer)