Form 10-K
period 2009-12-31
Total Nutraceutical Solutions, Inc.
filed 2010-04-15
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009.

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  [  ]  NO  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]      Non- accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]  NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2009 is $4,174,496 based on the stock market price of the company’s shares on that date.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.  The shares of our company are currently listed on the NASDAQ OTC Bulletin Board exchange, symbol “TNUS”.

Number of shares outstanding of the issuer’s common stock as of April 15, 20010: 52,012,470 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Report on Form 10-K and the documents incorporated by reference include “forward-looking statements”. To the extent that the information presented in this Report on Form 10-K discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections of this Report on Form 10-K. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this prospectus, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections below, and other sections of this Report on Form 10-K.

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 16 of this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled “Management’s Discussion and Analysis or Plan of Operation” included in this Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

History and Organization

Our company was organized on July 19, 2007 under the laws of the State of Nevada, originally with the name Generic Marketing Services, Inc. as a subsidiary of Basic Services, Inc., a Nevada corporation.  The parent company Basic Services was engaged in the development of generic pharmaceutical products.  The management of Basic Services decided to focus its attention on generic product development, and to form a subsidiary which solely focused on marketing products as compared to developing products.  Effective October 2007 Basic Services spun off its subsidiary Generic Marketing Services with a distribution of one share of common stock of Generic Marketing Services issued to each Basic Services shareholder for each share of common stock of Basic Services owned.  Generic Marketing Services ceased to be a subsidiary of Basic Services.  On October 8, 2008, Generic Marketing Services amended its Articles of Incorporation to change its corporate name to “Total Nutraceutical Solutions, Inc.”

Our Business

Total Nutraceutical Solutions, Inc., a global leader in mushroom research and development, focuses on discovering, formulating and marketing products composed primarily of organic natural whole mushroom foods, containing bioactive nutrients, such as L-Ergothioneine and Vitamin D, with potential health benefits.  Our scientific strategy is to specialize in the development of production and analytic technologies for food and nutritional supplements mainly composed of mushrooms and their mycelial biomasses. Novel clinical models and biomarkers are used to show the nutritional and clinical efficacy of our products.  In addition to our novel preventative healthcare formulations and nutritional approaches for a wide variety of human conditions and illnesses, we are also involved in the development, acquisition and ownership of breakthrough nutritional tools and products in the fields of animal husbandry and livestock feeds.

We have formulated proprietary mushroom based nutraceutical dietary supplement products that are made entirely of naturally occurring dietary substances which are manufactured under contract by a third party, Columbia Nutritional Services, Inc..  These naturally occurring dietary supplements have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.

We market our products directly to the consumer utilizing network marketing programs, direct mail order, internet marketing, and commission sales people.  We sell directly to consumers our own proprietary formulations of over the counter mushroom based nutraceutical products produced by an outside contract manufacturer.  We define a nutraceutical product as “a food or naturally occurring food supplement thought to have a beneficial effect on human and/or animal health.”

Products

We currently market three new natural organic nutraceutical mushroom dietary supplement products, two for human consumption and one for the equine market.  We have made application for trademarks for each of the three products and have received trademarks for ImmunoSANO and EquiSANO.  We have primarily sold these products through our website.

ImmuSANO is a proprietary nutritional blend of 6 medicinal mushrooms, each of which has different concentrations of bioactive enzymes and nutrients that may assist in balancing cellular function and promoting a stronger immune system.  This product is sold in capsule form.

GlucoSANO is designed to assist in maintaining more normal cellular metabolism and stabilizing blood sugar levels.  This product is sold in capsule form.

EquiSANO, for consumption by horses, is composed of a proprietary blend of 5 types of certified organic medicinal mushrooms, each of which contains bioactive nutrients that assist the horse in balancing cellular function and promoting a stronger immune system which is associated with increased resistance to infections.  This product is sold in powder form.

These products are produced for us under contract with Columbia Nutritional Services, Inc.  We maintain our inventory and ship the products from our offices in Stevenson, Washington.

Mushroom dietary supplements have the nutritional potential to provide multiple health benefits for humans, including providing antioxidants, reducing inflammation, supporting the immune system, promoting healthy joints, increasing stamina, and reducing stress and anxiety.

Research Agreements and Sponsored Research on the Nutritional Value of Mushrooms

Marvin S. Hausman, M.D., our CEO and Chairman of the Board, beginning in 2006, through Northwest Medical Research Partners Inc., which is controlled by Dr. Hausman, developed certain intellectual property pursuant to research agreements with Pennsylvania State University dated May 1, 2006 and May 20, 2006.  These research endeavors resulted in the filing of US Patent Application Serial Number 11/686,033 entitled “Phytonutrient Compositions from Mushrooms or Filamentous Fungi and Methods of Use” filed March 14, 2007 and US Patent Application Serial Number 61/047,268 entitled Methods and Compositions for Improving the Nutritional Content of Mushrooms and Fungi ” filed April 23, 2008.,  We have an exclusive option to license theses  two patent applications based on an Exclusive Option Agreement with Penn State dated May 1, 2006 which was assigned from Northwest Medical Research Partners to our predecessor corporation on July 31, 2008.  Under this Assignment and Assumption Agreement we acquired from Northwest Medical Research Partners Inc., in exchange for 3,500,000 shares of common unregistered restricted stock, and we have assumed the obligations of Northwest Medical Research Partners Inc. to maintain the patent prosecution and perform preclinical and clinical research associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property.

We have funded research in 2008 and 2009 at Penn State University studying the effect of Pulsed UV light treatment on increasing Vitamin D2 levels in four commonly consumed U.S. mushroom varieties.  Pulsed UV light is a technology that delivers energy from light at a high peak power in a short amount of time.  This study demonstrated that after a very short exposure time of about one second (the system generates three pulses per second) the Vitamin D2 content of these mushroom varieties increased from very little to upwards of 800% DV/serving.  Previous studies using continuous UV light has been shown to take several minutes of exposure to obtain similar values.

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

This research resulted in the filing of a patent application entitled “Methods of Use and Rapid Generation of Vitamin D2 from Mushrooms and Fungi Using Pulsed UV-light .”  In November 2008, we acquired an exclusive option to license from The Penn State Research Foundation to this patent application and we are currently negotiating a license agreement concerning this patent application.

During 2009 we funded a study performed under contract with Model BioSystems, Inc. on a proprietary grown mushroom, Agaricus blazei Murell (AbM) by Sylvan Bio, Inc. and Creekside Mushrooms, Ltd. which showed a significant increase in the survival of a proprietary Drosophila biologic model (the fruit fly) developed in the laboratory of Dr. Krishna Bhat at the University of Texas, Galveston.  In the study, unaltered and Vitamin D2 enriched AbM dried powder significantly increased survival above controls by 4% and 15% respectively.  We have filed a use patent application on September 21, 2009 concerning these nutritional findings with the US Patent Office entitled “Vitamin Fortified Mushrooms and Fungi for Increasing Survivability and Longevity.”

Production, Distribution and Marketing

In January 2009 we were assigned the tenancy rights of a lease agreement between Hokto Kinoko, the landlord, and Golden Gourmet Mushrooms, Inc. (the previous tenant) for a rental of $944 per month with the lease term ending December 31, 2011.

In February 2009 we signed an agreement with Hokto Kinoko Co. to acquire mushroom spent substrate from the Hokto 250,000 square foot mushroom growing facility in San Marcos, California.  The facility, which is designed to produce fresh specialty mushrooms has the potential at full capacity to produce 20-25 tons of spent substrate per day.  We plan to develop and market this material as an animal feed additive with nutritional value via collaborative research with the Department of Food Science at Pennsylvania State University.  Under the agreement we purchased an auger and other related equipment to facilitate collection and removal of the mushroom substrate and we are leasing that equipment to Hokto Kinoko on a monthly basis at $944 per month.  Golden Gourmet Mushrooms personnel uses the facilities on the Hokto Kinoko premises to grow mushrooms and also supervises the use of the auger for collection and removal of the mushroom substrate, parts of which they deliver to us for research and development.

Mushroom substrate waste is defined as the spent substrate (growing media) and all mushroom residuals resulting from cleaning the growing bottles after the harvest of mushroom fruit bodies at the growing facility.  The Hokto state-of-the-art facility, the largest of its kind in the United States, produces the following mushrooms:  Brown Beech (Buna Shimeji), White Beech (Bunapi)(tm), King Trumpet (Pleurotus eryngii), and Maitake.

Since July 2009 we have been utilizing Columbia Nutritional Services, Inc. of Vancouver, Washington to manufacture, per our specifications, our three nutraceutical mushroom supplement products, ImmuSANO, GlucoSANO and EquiSANO.

We have been marketing our nutraceutical mushroom supplement products through our website.  We also fill orders from clients generated by several third party marketers who provide services to us on a consulting basis.  We market our products directly to the consumer utilizing network marketing programs, direct mail order, internet marketing, and commission sales people.

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

In March 2010 we entered into a Profit Sharing Agreement with American Charter and Marketing LLC and Delta Group Investments Limited under which we agreed to form an association referred to as the Direct Marketing Affiliates Project.  Pursuant to the agreement the parties agree to work together to undertake a direct mail campaign designed to sell TNS nutraceutical products currently under development  for a period of three years, with the day to day management and control of business operations of the association being vested in TNS as the managing affiliate.

Upon termination of the marketing association upon the expiration of the three year term, upon the election to terminate by all of the affiliates or upon 90 day prior notice from any of the affiliates.  Upon termination the property and assets of the association and such cash shall be allocated first to the payment of creditors of the association, for the reserves for contingent or unforeseen liabilities of the association as deemed necessary by TNS as the managing affiliate, then to the repayment of affiliates to the extent of loans made to the association, and finally to the payment of affiliates in respect of their interest in the capital and the profits and losses of the association.  This agreement is described more fully in Subsequent Events under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Brand Awareness

The market for nutraceuticals is highly competitive, with many well-known brands.  Our ability to compete effectively and generate revenue will be based upon our ability to differentiate awareness of our products from those of our competitors.  However, advertising, packaging, and labeling of such products will be limited by various regulations.  Our success will be dependent upon our ability to convey this message to consumers.

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

The success of new product introductions depends on various factors, including, but not limited to the following:

•

proper new product selection;

•

availability of raw materials;

•

pricing of raw materials;

•

timely delivery of new products;

•

regulatory allowance of the products;

•

successful sales and marketing efforts; and

•

customer acceptance of new products.

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

Industry

The nutritional supplements industry is intensely competitive.  It includes companies that manufacture and distribute products which are generally intended to enhance the body's performance as well as to enhance well being.  Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom.  Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA").  Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients.  However, they are subject to many regulations regarding labeling and advertising of such products.  See “Government Regulation” below.

Competition

The market for nutraceuticals is highly competitive.  This market includes manufacturers, distributors, and physicians. Numerous manufacturers and distributors will compete with the Company for customers throughout the United States, Canada, and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies, and health food stores.  Most all of our competitors are substantially larger and more experienced than us and have longer operating histories, and they also have materially greater financial and other resources than us.  We may not be able to successfully compete with them in the marketplace.

The principal competition in the health food store distribution channel that we will face comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements.  Some of the main competitors include, but are not limited to, Beyond a Century, Dr. Whittaker, Unigen Pharma, Dr’s Best, Metagenics, Twin Labs, Herbalife, Nutrilite, and Isagenix.  We also face competition in the health food store distribution channels from private label dietary supplements offered by health and natural food store chains.  In addition, we anticipate that there will be competition from sellers that utilize internet commerce.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We are substantially dependent on our ability to obtain and maintain patents and proprietary rights which serve as the basis for our products  We regard our patents, trademarks, copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we rely on patent, trademark and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, suppliers, and others to protect our proprietary rights.

Patent Applications

The following patent applications were assigned to Total Nutraceutical Solutions by our President and CEO, Marvin S. Hausman, M.D. in November 2009.

US patent application No. 61/277,150 filed September 21, 2009 entitled “ Vitamin Fortified Mushrooms and Fungi for Increasing Survivability and Longevity” Assigned by Marvin S. Hausman to TNS on November 17, 2009.

US Patent application Serial number 61/280,578 filed November 5, 2009 entitled “ Vitamin Fortified Mushrooms and Fungi for Increasing Resistance to Oxidative Stress” Assigned by Marvin S. Hausman to TNS on November 10, 2009.

PCT/US 2008/056234 Serial number 12/529,859 entitled “ Use of Ergothioneine as a Preservative in Foods and Beverages” inventors Beelman, R.B. and M. Hausman. Assigned to TNS on November 10, 2009 by Hausman, Beelman, and Sobol.

Patent Applications Subject to Unexercised Option Rights

We have an exclusive option to license two patent applications based on an Exclusive Option Agreement with Penn State dated May 1, 2006 which was assigned from NW Medical Research to our predecessor corporation on July 31, 2008.  The option period has been extended to November 1, 2010.  The patent applications covered by the option agreement are:

US Patent Application Serial Number 11/686,033 entitled “ Phytonutrient Compositions from Mushrooms or Filamentous Fungi and Methods of Use” filed March 14, 2007

US Patent Application Serial Number 61/047,268 entitled Methods and Compositions for Improving the Nutritional Content of Mushrooms and Fungi” filed April 23, 2008,

We also have an exclusive option to license a patent application based on an Exclusive Option Agreement with Penn State dated November 6, 2008 concerning a patent application entitled “ Rapid Generation of Vitamin D2 from Mushrooms and Fungi Using Pulsed UV-Light.”  We are currently in negotiations with Penn State concerning the licensing of this patent application.

Government Regulation

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

In the United States, the formulation, manufacturing, packaging, storing, labeling, advertising, distribution and sale of products are subject to regulation by various governmental agencies, which include, among others (i) the Food and Drug Administration (“FDA”), (ii) the Federal Trade Commission (“FTC”), and (iii) the Consumer product Safety Commission.  The most active regulation has been administered by the Food and Drug Administration, which regulates the formulation, manufacture and labeling of products pursuant to the Federal Food, Drug and Cosmetic Act (“FDCA”) and regulations promulgated thereunder.  Most importantly, the FDA has guidelines under the Dietary Supplement Health and Education Act (DSHEA) to enable the manufacturing, advertising, marketing, and sale of dietary supplements.  In addition, the FTC has overlapping jurisdiction with the FDA to regulate the interstate labeling, promotion, advertising and sale of dietary supplements, over the counter drugs, and foods.

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

The FDCA generally regulates ingredients added to foods and requires that such ingredients making up a food product are themselves safe for their intended uses.  In this regard, generally when a company adds an ingredient to a food, the FDCA requires that the ingredient either be determined by the Company to be generally regarded as safe (“GRAS”) by qualified experts or go through FDA’s review and approval process as a food additive.

The FDCA has been amended with respect to dietary supplements by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”).  The DSHEA provides a statutory framework governing the safety, composition and labeling of dietary supplements.  It regulates the types of statements that can be made concerning the effect of a dietary supplement.  The DSHEA generally defines the term “dietary supplement” to include products that contain a “dietary ingredient” which may include vitamins, minerals, herbs or other botanicals, amino acids, and metabolites.  Under the DSHEA, a dietary supplement manufacturer is responsible for ensuring that a dietary supplement is safe before it is marketed.  Under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA.  On the other hand, a new dietary ingredient (one not lawfully on the market before October 15, 1994), requires proof that it has been present in the food supply as an article used for food without being chemically altered, or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe.  With respect to products or supplements that are manufactured and distributed on our behalf, we intend to comply with and will endeavor to bring our operations into compliance with regulatory requirements relating to such products or supplements.  However, the FDA may not accept the evidence of safety for any new dietary ingredients that we may decide to use, and the FDA’s refusal to accept such evidence could result in regulation of such dietary ingredients as adulterated, until such time as reasonable expectation of safety for the ingredient can be established to the satisfaction of the FDA.

With respect to labeling, DSHEA permits “statements of nutritional support” for dietary supplements without FDA pre-approval.  Such statements may describe how particular dietary ingredients affect the structure, function or general well being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well being (but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease).  A company making a statement of nutritional support must possess substantiating evidence for the statement, and disclose on the label that the FDA has not reviewed that statement and that the product is not intended to diagnose, treat, cure or prevent a disease.

The DSHEA allows the dissemination of “third party literature”, publications such as reprints of scientific articles linking particular dietary, ingredients with health benefits.  Third party literature may be used in connection with the sale of dietary supplements to consumers.  Such a publication may be so used if, among other things, it is not false or misleading, no particular brand of dietary supplement is promoted and a balanced view of available scientific information on the subject matter is presented.  There can be no assurance, however, that all pieces of third party literature that may be disseminated in connection with our products will be determined by the FDA to satisfy each of these requirements, and any such failure could subject the product involved to regulation as a new drug or as a “misbranded” product, causing us to incur substantial fines and penalties.

The products covered by the Patent and product related activities may also be subject to regulation by other regulatory agencies, including but not limited to the Federal Trade Commission (“FTC”), the Consumer Products Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. Advertising of dietary supplement products is subject to regulation by the FTC under the Federal Trade Commission Act (“FTCA”).  The FTCA prohibits unfair methods of competition and unfair or deceptive trade acts or practices in or affecting commerce. Furthermore, the FTCA provides that the dissemination or the causing to be disseminated of any false advertising pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice.  Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Pursuant to this FTC requirement, we are required to have adequate substantiation of all material advertising claims made for products covered by the Patent. Failure to adequately substantiate claims may be considered either deceptive or unfair practices.

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

Our activities are also regulated by various agencies of the states and localities in which products are sold.  The products and product-related activities may also be regulated by the applicable regulatory agencies in other countries in which the products are sold.  In foreign markets, prior to commencement of operations and prior to making sales, we may be required to obtain approval, license or certification from the country’s agency governing health.  The approval process can be lengthy and costly and may require reformulation of products or labeling.  Our failure to comply with foreign regulations could result in products being rejected for sale in such country.

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

Employees

We have no full-time employees at the present time.  We utilize contractors to market our products.  Our Chief Executive Officer, Marvin S. Hausman, M.D. provides employee like services pursuant to a consulting arrangement which began in November 2008.

Item 1A. Risk Factors.

RISK FACTORS RELATING TO OUR COMPANY

IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As discussed in the Notes to Financial Statements included in this annual report, at December 31, 2009 we had working capital of $298,452.  We had a net loss of $(694,454) for the year ending December 31, 2009 and an accumulated deficit of $814,624 from inception (July 19, 2007) through December 31, 2009.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their audit report.  Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses.  Our business plans may not be successful in addressing these issues.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

WE EXPECT LOSSES IN THE FUTURE BECAUSE WE HAVE GENERATED LIMITED REVENUE.

We have generated limited revenues and we expect losses over the next six (6) months since we have modest revenues to offset the expenses associated in executing our business plan.  We cannot guarantee that we will ever be successful in generating substantial revenues in the future or becoming profitable.  We recognize that if we are unable to generate substantial revenues, we will not be able to earn profits or continue operations as a going concern.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

WE HAVE SIGNIFICANT OUTSTANDING DEBT WHICH WE MUST REPAY WITH INTEREST AND LIMITED REVENUES FROM WHICH TO REPAY SUCH DEBT

We currently have aggregate debt in the amount of $600,000 with $300,000 of debt at 6% per annum interest and the other $300,000 of debt at 5% per annum interest accruing.  Of this aggregate amount, $100,000 plus $6,000 in interest is due on December 31, 2010, $200,000 plus $12,000 in interest is due December 31, 2011 and $300,000 plus interest of $15,000 is due March 26, 2013.  All of the debt is convertible into shares of our company at the option of the relevant payor.  In the case of the $300,000 due in March 26, 2013, it is to be paid out of a portion of the net profits subject to a profit sharing marketing association arrangement we entered into with two other companies.  Given our past sales and marketing results, our revenues may not be sufficient to fund our ongoing operations and repay our debts as they become due.  If this is the case, if the parties to which we owe these funds do not choose to convert their debt into shares of common stock, we will have to undertake private placements of our equity securities or take on additional debt to repay debt and or finance our operations.

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

We may not be able to successfully put in place the financial, administrative, and managerial structure necessary to operate as fully reporting independent public company, and the development of such structure will require a significant amount of management's time and other resources.

WE FACE SUBSTANTIAL UNCERTAINTIES IN ESTABLISHING OUR BUSINESS.

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

Our results of operations may be significantly affected by the public’s perception of our company and similar companies.  In addition, our business could be adversely affected if any of our future products prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of our products or any similar products.  Moreover, the U.S. FDA could potentially regulate our industry in the future and adversely affect our marketing ability and success.  While quality control testing is conducted on the ingredients in such products, we are highly dependent upon consumers' perception of the overall integrity of the dietary supplements business.  The safety and quality of products made by competitors in our industry may not adhere to the same quality standards that ours do, and may result in a negative consumer perception of the entire industry.  If our products suffer from negative consumer perception, it is likely our sales will slow and we will have difficultly generating revenues.

IF OUR PRODUCTS DO NOT HAVE THE HEALTHFUL EFFECTS INTENDED, OUR BUSINESS MAY SUFFER.

In general, our products consist of food, nutritional supplements which are classified in the United States as “dietary supplements” which we believe do not require approval from the FDA or other regulatory agencies prior to sale.  Although many of the ingredients in such products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, they contain innovative ingredients or combinations of ingredients.  Although we believe all of such products and the combinations of ingredients in them are safe when taken as directed, there is little long-term experience with human or other animal consumption of certain of these innovative product ingredients or combinations thereof in concentrated form.  The products could have certain side effects if not taken as directed or if taken by a consumer that has certain medical conditions.  In addition, such products have been proven to be more effective when taken in accordance with certain instructions which include certain dietary restrictions.  Therefore, such products may not be effective if such instructions are not followed.  Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects.  If any of such products were shown to be harmful or negative publicity resulted from an individual who was allegedly harmed by one product, it could hurt our business, profitability and growth prospects.

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

OUR OFFICERS/DIRECTORS OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO THE INTERESTS OF OUR GENERAL SHAREHOLDERS.

Our officers/directors, in the aggregate, beneficially own approximately or have the right to vote approximately 33.91% of our outstanding common stock.  As a result, these stockholders, acting together, will have the ability to control matters submitted to our stockholders for approval including:

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

WE MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of preferred stock.  Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval.  As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock.  To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us.  In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock .

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our corporate headquarters are located at 80 Columbia Street Stevenson, Washington 98648.  We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to relocate and secure additional office space.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the fourth quarter of 2009.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Total Nutraceutical Solutions common stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol:  TNUS.  The stock was cleared for trading on the OTC-Bulletin Board on November 1, 2007.

The table below sets forth the high and low bid prices of our common stock for each quarter shown,..  Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

OTC Bulletin Board (Symbol “TNUS”)
Period	High (US $)	Low (US $)
First Quarter 2008	0.30 (1)	0.30(1)
Second Quarter 2008	0.30(1)	0.30(1)
Third Quarter 2008	0.30(1)	0.30(1)
Fourth Quarter 2008	0.51	0.30
First Quarter 2009	(1)	(1)
Second Quarter 2009	(1)	(1)
Third Quarter 2009 (2)	0.48	0.44
Fourth Quarter 2009(2)	1.25	0.12

(1) There were no trades during these quarters

(2) These bid prices are estimates only, based on price graph information

(b) Holders of Common Stock

As of March 20, 2010, there were approximately 129 shareholders of record of our common stock with 52,012,470 total shares outstanding.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans adopted by our board of directors and ratified by our security holders and we have not granted any stock options to date.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities that have not previously been disclosed in our periodic reports.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2009 or 2008.

Item 6. Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

Total Nutraceutical Solutions is an emerging nutraceutical company with a focus on discovering, formulating and marketing products composed primarily of organic natural mushrooms that contain bioactive nutrients for potential health benefits.  We develop production and analytic technologies for food and nutritional supplements composed primarily of mushrooms.  In addition to preventative healthcare formulations and nutritional approaches to a wide variety of human conditions and illnesses, we also develop and acquire nutritional tools and products in the fields of animal husbandry and livestock feeds.

We have developed mushroom based nutraceutical dietary supplement products that are made entirely of naturally occurring dietary substances which are manufactured under contract by a third party, Columbia Nutritional Services, Inc..  These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.  We sell directly to consumers our own proprietary formulations of over the counter mushroom based nutraceutical products.

Results of Operations for the year ended December 31, 2009

We earned $67,608 in revenues for the year ending December 31, 2009 as compared with no revenues for the transition period from August 1, 2008 through December 31, 2008.  This occurred as we began to sell our three nutraceutical mushroom supplement products, ImmuSANO, GludoSANO and EquiSANO, in the third quarter of 2009.  Our cost of goods sold was $61,689 for the year ending December 31, 2009, approximately 91% of our revenue.

For the year ending December 31, 2009, we had a net loss of $(694,454) versus a net loss of $(114,513) for the transition period from August 1, 2008 through December 31, 2008.  The loss for 2009 was attributable to organizational expenses, accounting and legal fees, marketing expenses and building company infrastructure.  We anticipate our operating expenses will increase as we seek to ramp up production as well as marketing and sales of our products in 2010.

Significant changes in the number of employees

As of December 31, 2009, we did not have any employees.  We are dependent upon our Chief Executive Officer who provides employee like services under a consulting arrangement for our future business development.  As our operations expand we anticipate the need to hire employees, and contract with additional consultants; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2009 reflects cash of $48,141, current assets of $436,502 and current liabilities of $138,050.  Our operating expenses have increased significantly from $114.513 for the year ended December 31, 2008 to $704,773 for the same period ended December 31, 2009, representing an average burn rate of approximately $59,000 per month in 2009.  This increase in operating expenses were primarily due to the launch of our nutraceutical products, with increased consulting fees, advertising and promotion, product development, insurance and travel.  We also experienced increases in costs associated with our reporting requirements as our legal and accounting expenses increased significantly.  In early 2010 we borrowed an aggregate of $550,000 from three parties.  In January and February 2010 we borrowed $100,000 from Larry Johnson and $150,000 from Mark Wolf.  Please see Subsequent Events below for a more detailed description of the applicable promissory notes.  Subsequently, in March 2010, we borrowed $300,000 from Delta Group Investments Limited at an interest rate of 5% per annum for a one year period.  This loan was made in the context of the formation of a marketing association with Delta Group Investments Limited and another company pursuant to a Profit Sharing Agreement described below under Subsequent Events..  Based on our cash on hand and the degree to which our burn rate can be reduced while continuing operations, management believes it has sufficient funds to remain operational for the next ten months.

We expect our revenues to increase modestly in 2010.  With $342,253 in inventory as of December 31, 2009, increased revenues could modestly help our liquidity position in 2010.  Notwithstanding, we anticipate generating losses in 2010 and therefore we may be unable to continue operations in the future.  We anticipate we will require additional capital of up to approximately $500,000 and we intend to raise the monies by undertaking one or more equity private placements.  There can be no assurance that additional capital will be available to us or that any equity private placements we undertake will be successful.

In 2009 our largest source of liquidity has been the net proceeds from equity private placements.  On June 9, 2009 we closed a private placement offering and issued 819,000 units at $.50 per unit to nine accredited investors for gross proceeds of $409,500.  The units consisted of two (2) shares of its par value $.001 unregistered common stock, one (1) “A” stock purchase warrant exercisable at $0.75 per share and one (1) “B” stock purchase warrant exercisable at $1.00 per share.  We also received debt capital from an officer and a director in 2009.  On December 30, 2009, we entered into a Promissory Note with Marvin Hausman, our Chief Executive Officer, and Philip Sobol., a director, whereby Dr. Hausman and Dr. Sobol made a loan in the amount of $50,000 ($25,000 each) to our company for a period of two (2) years.  The promissory note bears interest at 6% per annum.  This note, at the sole discretion of Drs. Hausman and Sobol, the payees, is due and payable in the event we complete a capital fund raising of any amount greater than $250,000.   In addition we have raised debt capital in 2010 as described below.

Subsequent Events

In January 2010, we entered into a Promissory Note with Larry A. Johnson concerning a loan in the amount of $100,000 with interest at 6% per annum with a maturity date of December 31, 2010.  The loan is convertible into shares of common stock at the option of Mr. Johnson at $0.20 per share at any time prior to the maturity date.  In addition to the Promissory Note we issued a five year warrant to purchase 500,000 shares of common stock at an exercise price of $0.10 per share.

In February 2010, we entered into a Promissory Note with Mark C. Wolf concerning a loan in the amount of $50,000 with interest at 6% per annum with a maturity date of December 31, 2010.  The loan is convertible into shares of common stock at the option of Mr. Johnson at $0.20 per share at any time prior to the maturity date.  In addition to the Promissory Note we issued a five year warrant to purchase 250,000 shares of common stock at an exercise price of $0.10 per share.

On the same date, we entered into a second Promissory Note with Mark C. Wolf concerning a loan in the amount of $100,000 with interest at 6% per annum with a maturity date of December 31, 2011.  The loan is convertible into shares of common stock at the option of Mr. Johnson at $0.20 per share at any time prior to the maturity date.  In addition to the Promissory Note we issued a five year warrant to purchase 500,000 shares of common stock at an exercise price of $0.10 per share.

In March 2010 we entered into a Profit Sharing Agreement with American Charter and Marketing LLC and Delta Group Investments Limited under which we agreed to form an association referred to as the Direct Marketing Affiliates Project.  Pursuant to the agreement the parties agree to work together to undertake a direct mail campaign designed to sell certain TNS nutraceutical products for a period of three years, with the day to day management and control of business operations of the association being vested in TNS as the managing affiliate.

One of the affiliates, Delta Group Investments Limited made an initial contribution to the association in the form of a $300,000 loan.  This loan shall be repaid by the association through allocation of 25% of net profits from the marketing and sale of the TNS nutraceutical products going to repayment of the loan and 25% of net profits going to each affiliate of the association.  Once Delta Group has been repaid the loan with interest and in addition has received $300,000 in net profit allocatioins, the percentage of allocation shall be shifted so that TNS and American Charter and Marketing shall each receive 45% of the net profits and Delta Group shall receive the remaining 10% of net profits.  Allocation of net profits shall be done on a quarterly basis by the managing affilicate, TNS.  Delta Group and American

Charter and Marketing have the option to convert their net profit allocations into shares of common stock of TNS and Delta Group has the option at any time to convert any portion of the loan principal and interest into TNS shares of common stock at $0.25 per share.

TNS agreed to issue a warrant to purchase 600,000 shares of common stock at an exercise price of $0.15 per share which are callable by TNS if the common shares has a bid price of $0.75 or higher for 30 consecutive trading days.  These warrants are subject to piggy back registration rights.  American Charter and Marketing LLC shall also be issued a three year warrant to purchase 100,000 shares of common stock exercisable at $0.15 per share for every $1 million U.S. total net revenues generated under the Profit Sharing Agreement up to $6 million in net revenues.

Upon termination of the marketing association upon the expiration of the three year term, upon the election to terminate by all of the affiliates or upon 90 day prior notice from any of the affiliates.  Upon termination the property and assets of the association and such cash shall be allocated first to the payment of creditors of the association, for the reserves for contingent or unforeseen liabilities of the association as deemed necessary by TNS as the managing affiliate, then to the repayment of affiliates to the extent of loans made to the association, and finally to the payment of affiliates in respect of their interest in the capital and the profits and losses of the association.  If there are not sufficient funds in the liquidation to repay in full the $300,000 loan from Delta Group plus accrued interest, TNS will be liable for the payment of any shortfall.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Total Nutraceutical Solutions, Inc .

Stevenson, Washington

We have audited the accompanying balance sheets of Total Nutraceutical Solutions, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2009 and for the transition period from August 1, 2008 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits .

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The Company’s balance sheet at December 31, 2008, and the related statement of stockholders’ equity have been restated.  The restatements of the financial statements are described in Note 3.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the year ended December 31, 2009 and for the transition period from August 1, 2008 through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company had an accumulated deficit at December 31, 2009 and had a net loss and cash used in operations for the year ended December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April 15, 2010

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
BALANCE SHEETS
	December 31, 2009	December 31, 2008
		(As Restated)
Assets
Current Assets
Cash	$48,141	$273,171
Accounts receivable	3,362	-
Inventory	342,253	200,000
Prepaid expenses	31,418	25,529
Current maturities of lease receivable	11,328	-
Total Current Assets	436,502	498,700

Property and Equipment
Property and equipment	20,712	-
Accumulated depreciation	(2,290)	-
Property and Equipment, net	18,422	-

Patents pending	35,984	-

Lease Receivable, net of current maturities	12,237	-

Total Assets	$503,145	$498,700

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$111,347	$6,494
Accrued consulting fees - officer	10,000	-
Advances from stockholder	-	35,387
Note payable	16,703	16,539
Total Current Liabilities	138,050	58,420
Long Term Liabilities:
Convertible notes payable - related party, net of discounts
of $50,000	-	-
Total Long Term Liabilities	-	-
Total Liabilities	138,050	58,420

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 70,000,000 shares authorized,
52,012,470 and 49,673,750 issued and outstanding, respectively	52,013	49,674
Additional paid-in capital	1,148,009	510,776
Deferred compensation	(20,303)	-
Accumulated deficit	(814,624)	(120,170)
Total Stockholders' Equity	365,095	440,280
Total Liabilities and Stockholders' Equity	$503,145	$498,700

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
		For the Transition
	For the Year	Period from
	Ended	August 1, 2008 through
	December 31, 2009	December 31, 2008

REVENUES	$67,608	$-

COST OF GOODS SOLD	61,689	-

GROSS PROFIT	5,919	-

OPERATING EXPRENSES
Consulting fees	161,201	18,967
Consulting fee - Officer	120,000	20,000
Advertising and promotion	84,927	270
Depreciation	2,290	-
General and administrative	61,007	9,779
Sales commissions	8,251	-
Product development	55,437	-
Accounting	51,880	7,220
Legal	76,799	22,747
Insurance	30,421	2,321
Travel	50,673	30,874
Stock transfer agent	1,887	2,335
Total Operating Expenses	704,773	114,513

LOSS FROM OPERATIONS	(698,854)	(114,513)

OTHER (INCOME) EXPENSES
Interest income	(4,900)	-
Interest expense	500	104
Gain from foreign currency transaction	-	(1,366)
Total Other (Income) Expense	(4,400)	(1,262)

LOSS BEFORE TAXES	(694,454)	(113,251)

INCOME TAXES	-	-

NET LOSS	$(694,454)	$(113,251)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.00)
Weighted common shares outstanding
- basic and diluted	51,213,183	32,327,917

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2009 and for the Transition Period from August 1, 2008 through December 31, 2008

	Common		Additional		Stock		Total
	Stock	Par	Paid	Deferred	Subscriptions	Accumulated	Stockholders'
	Shares	Value	In Capital	Compensation	Receivable	Deficit	Equity
						(As Restated)	(As Restated)

Balance - August 1, 2008	50,873,750	$50,874	$(10,424)	$-	$-	$(6,919)	$33,531
Shares issued for cash at $0.01 per share
in August 2008	3,000,000	3,000	297,000				300,000
Shares issued for stock subscription receivable
at $0.01 per share in September 2008	2,050,000	2,050	202,950		(105,000)		100,000
Shares issued in connection with assignment
and assumption agreement in September 2008	3,500,000	3,500	(3,500)				-
Payment of stock scription receivable
received in October 2008					105,000		105,000
Shares returned to Treasury in November 2008	(10,000,000)	(10,000)					(10,000)
Shares issued for cash for $0.10 per share
paid in foreign currency in December 2008	250,000	250	24,750				25,000
Net loss						(113,251)	(113,251)

Balance - December 31, 2008	49,673,750	49,674	510,776	-	-	(120,170)	440,280

Shares issued for cash in February 2009,
net of offering costs of $15,000	600,000	600	104,430				105,030
Warrants issued in connection with the
sale of common shares in February 2009			29,970				29,970
Issuance of warrants for future services in Feburary 2009			8,360	(8,360)			-
Issuance of warrants for future services in April 2009			8,530	(8,530)			-
Shares issued for agreement in March 2009	720	1	179				180
Shares issued for cash in June 2009,
net of offering costs of $47,068	1,638,000	1,638	265,112				266,750
Warrants issued in connection with the
sale of common shares in June 2009			95,682				95,682
Issuance of warrants for future services in July 2009			21,250	(21,250)			-
Issuance of warrants for future services in September 2009			4,250	(4,250)			-
Shares issued for cash in September 2009	100,000	100	24,900				25,000
Warrants issued for future services in October 2009			9,570	(9,570)			-
Warrants issued for future services in December 2009			15,000	(7,500)			7,500
Issuance of warrants in connection
with convertible note payable in December 2009			22,200				22,200
Beneficial conversion feature in connection
with convertible note payable in December 2009			27,800				27,800
Amortization of deferred compensation				39,157			39,157
Net loss						(694,454)	(694,454)

Balance - December 31, 2009	52,012,470	$52,013	$1,148,009	$(20,303)	$-	$(814,624)	$365,095

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
		For the Transition
		Period from
	For the Year	August 1, 2008
	Ended	through
	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(694,454)	$(113,251)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,290	-
Stock-based compensation	39,157	-
Changes in operating assets and liabilities:
Accounts receivable	(3,362)	-
Inventory	(142,253)	(200,000)
Prepaid expenses	(5,889)	(25,529)
Interest receivable	-	-
Accrued consulting fees - officer	10,000	-
Accounts payable	104,853	4,994

NET CASH USED IN OPERATING ACTIVITIES	(689,658)	(333,786)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(20,712)	-
Patents pending	(35,984)	-
Lease receivable	(23,565)	-

NET CASH USED IN INVESTING ACTIVITIES	(80,261)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) stockholder	(35,387)	35,387
Proceeds from note payable	16,703	16,539
Repayment of note payable	(16,539)	-
Proceeds from convertible notes payable - related parties	50,000	-
Proceeds from sale of common stock	530,112	520,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	544,889	571,926
NET CHANGE IN CASH	(225,030)	238,140
Cash at beginning of period	273,171	35,031
Cash at end of period	$48,141	$273,171
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$500	$104
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Warrants issued for future services	$59,460	$-

See accompanying notes to the financial statements.

Total Nutraceutical Solutions, Inc .

December 31, 2009 and 2008

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

Generic Marketing Services, Inc. (“Generic Marketing Services”) was incorporated on July 19, 2007 under the laws of the State of Nevada.  The company was incorporated as a subsidiary of Basic Services, Inc. (“Basic Services”), a Nevada corporation.   On December 31, 2007, Basic Services decided to spin off its subsidiary.  On October 8, 2008, Generic Marketing Services filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its corporate name from Generic Marketing Services, Inc. to “Total Nutraceutical Solutions, Inc.” (“TNS” or the “Company”).  The Company engages in the distribution of organic nutraceutical products in the United States of America.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Fiscal year end

The Company elected July 31 as its initial fiscal year end date upon its formation.  On November 11, 2008, the Company changed its fiscal year end date from July 31 to December 31.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  Allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company does not have any off-balance-sheet credit exposure to its customers.

Inventory

The Company values its inventory, consisting of purchased raw materials, at the lower of cost or market.  Cost is determined on the First-in and First-out (“FIFO”) method.  The Company regularly reviews its inventory on hand and, when necessary, records a provision for excess or obsolete inventory based primarily on current selling price.  The Company determined that there was no inventory obsolescence as of December 31, 2009.

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

Patents pending

The Company has adopted the guidelines as set out in subtopic 350-30 of the FASB Accounting Standards Codification (“Subtopic 350-30”) for patents.  Under the requirements as set out in Subtopic 350-30, the Company amortizes the costs of acquired patents over their remaining legal lives, estimated useful lives, or the term of the contract, whichever is shorter.  All internally developed process costs incurred to the point when a patent application is to be filed are expensed as incurred and classified as research and development costs.  Patent application costs, generally legal costs, thereafter incurred, are capitalized pending disposition of the individual patent application, and are subsequently either amortized based on the initial patent life granted, generally fifteen (15) to twenty (20) years for domestic patents and five (5) to twenty (20) years for foreign patents, or expensed if the patent application is rejected.  The costs of defending and maintaining patents are expensed as incurred.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment and patents pending are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2009 or 2008.

Lease receivable

The Company follows paragraph 840-30-35-23 of the FASB Accounting Standards Codification and amortizes the unearned income and initial direct costs on a direct financing lease to income over the term of the lease to produce a constant periodic rate of return on the net investment in the lease.

Discount on convertible notes payable

On December 30, 2009, the Company issued convertible notes payable of $50,000, convertible to common shares at $0.20 per share, and a warrant to purchase 250,000 shares of the Company’s common stock exercisable at $0.10 per share.  In accordance with subtopic 470-20 of the FASB Accounting Standards Codification (“Subtopic 470-20”) “ Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated the proceeds received between the convertible notes payable and the warrants. The resulting discount from the face amount of the convertible notes payable is being amortized using the effective interest method over the life of the debt instruments.  After allocating a portion of the proceeds to the warrants, the effective conversion price of the convertible notes payable was lower than the market price at the date of issuance and therefore a beneficial conversion feature was recorded as a discount to the convertible notes payable which is being amortized using the effective interest method over the life of the debt instruments.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“U.S. GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued officer’s compensation, approximate their fair values because of the short maturity of these instruments.  The Company’s lease receivable, note payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2009 and 2008.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2009 and 2008.

Revenue recognition

The Company follows the guidance of paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company recognizes its revenue from sales contracts with customers with revenues being generated upon the shipment of product.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Advertising costs

Advertising costs are expensed as incurred.

Research and development

The Company follows paragraph 730-10-25-1 and 730-20-25-11 of the FASB Accounting Standards Codification for research and development costs.  Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.  Those research and development arrangements usually involve one specific research and development project of the development of a specific drug compound.  Often times, the Company makes non-refundable advances upon signing of these arrangements.  The Company adopted paragraph 730-20-25-13 and 730-20-35-1 of the FASB Accounting Standards Codification for those non-refundable advances.  Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized.  Such amounts are recognized as an expense as the related goods are delivered or the related services are performed.  The management continues to evaluate whether the Company expect the goods to be delivered or services to be rendered.  If the management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment are charged to expense.

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s functional and reporting currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of each option/warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for stock options and warrants are as follows:

•	The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the year ended December 31, 2009 and for the transition period from August 1, 2008 through December 31, 2008 as they were anti-dilutive.

	Weighted average number of potentially outstanding dilutive shares
	For the Year Ended December 31, 2009	For the Transition Period from August 1, 2008 through December 31, 2008

Warrants issued, exercisable and outstanding in connection with the sale of common stock on February 3, 2009 and June 9, 2009	2,461,800	-

Warrants issued, exercisable and outstanding as compensation on February 3, 2009, April 1, 2009 and September 3, 2009	250,000	-

Warrants issued, exercisable and outstanding as compensation on October 1, 2009, December 31, 2009	419,000	-

Convertible notes payable issued on December 30, 2009 maturing on December 31, 2011 with 6.0% interest per annum, convertible to common shares at $.20 per share	250,000	-

Warrants issued, exercisable and outstanding in connection with the issuance of Convertible notes payable on December 30, 2009	250,000	-

Total potentially outstanding dilutive shares	3,280,800	-

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.

A subsidiary or group of assets that is a business or nonprofit activity

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.

Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.

Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S.

GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – RESTATEMENTS OF FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s balance sheet and statement of stockholders’ equity as included in its Form 10-K filed with U.S. Securities and Exchange Commission (“SEC”) on March 31, 2009, the Company’s management identified certain accounting misstatements during the period.  As a result of issues identified in the review of its financial statements, its Board of Directors, in consultation with the management and Li & Company, PC, its independent registered public accounting firm, concluded that those previously issued financial statements should no longer be relied upon because of certain accounting misstatements in those financial statements.  Accordingly, the Company has restated those previously issued financial statements for the period.  Details of the misstatements are set out below:

	Misstatements Dr. (Cr.)	Impact to Statement of Operations
(i) To reclassify gain from foreign currency transaction in connection with the issuance of shares for cash on December 31, 2008 previously booked to foreign currency translation gain
Foreign currency translation gain	$1,366
Gain from foreign currency transaction	(1,366)	1,366

		$1,366

The following tables present the impact of the above mentioned adjustments to the financial statement information

Balance sheets information:

The restated balance sheets are set out as follows:

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
BALANCE SHEETS

	December 31, 2008	December 31, 2008	December 31, 2008
	(As Previously Reported)	(Adjustments)	(As Restated)
Assets
Current Assets
Cash	$273,171	$-	$273,171
Inventory	200,000	-	200,000
Prepaid expenses	25,529	-	25,529

Total Current Assets	498,700	-	498,700

Total Assets	$498,700	$-	$498,700

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$6,494	$-	$6,494
Advances from stockholder	35,387	-	35,387
Note payable	16,539	-	16,539

Total Current Liabilities	58,420	-	58,420

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
None issued or outstanding	-	-	-
Common stock, $.001 par value, 70,000,000 shares authorized,
52,012,470 and 49,673,750 issued and outstanding, respectively	49,674	-	49,674
Additional paid-in capital	510,776	-	510,776
Accumulated deficit	(121,536)	1,366	(120,170)
Other comprehensive income:
Foreign currency translation gain	1,366	(1,366)	-

Total Stockholders' Equity	440,280	-	440,280

Total Liabilities and Stockholders' Equity	$498,700	$-	$498,700

 Statement of stockholders’ equity information:

The restated statement of stockholders’ equity is set out as follows:

TOTAL NUTRACEUTICAL SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
For the Transition Period from August 1, 2008 through December 31, 2008

					Other	Other	Other
					Comprehensive	Comprehensive	Comprehensive
					Income	Income	Income
	Common		Additional	Stock	Foreign	Foreign	Foreign
	Stock	Par	Paid	Subscriptions	Currency	Currency	Currency
	Shares	Value	In Capital	Receivable	Translation Gain	Translation Gain	Translation Gain
					(As Previously Reported)	(Adjustments)	(As Restated)

Balance - August 1, 2008	50,873,750	$50,874	$(10,424)	$-	-	-	-

Shares issued for cash at $0.01 per share
in August 2008	3,000,000	3,000	297,000
Shares issued for stock subscription receivable
at $0.01 per share in September 2008	2,050,000	2,050	202,950	(105,000)
Shares issued in connection with assignment
and assumption agreement in September 2008	3,500,000	3,500	(3,500)
Payment of stock scription receivable
received in October 2008				105,000
Shares returned to Treasury in November 2008	(10,000,000)	(10,000)
Shares issued for cash for $0.10 per share
paid in foreign currency in December 2008	250,000	250	24,750
Net loss					1,366	(1,366)	-

Balance - December 31, 2008	49,673,750	$49,674	$510,776	$-	1,366	(1,366)	-

CONTINUED ON NEXT PAGE:

CONTINUED FROM PREVIOUS PAGE:

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
For the Transition Period from August 1, 2008 through December 31, 2008

				Total	Total	Total
	Accumulated	Accumulated	Accumulated	Stockholders'	Stockholders'	Stockholders'
	Deficit	Deficit	Deficit	Equity	Equity	Equity
	(As Previously Reported)	(Adjustments)	(As Restated)	(As Previously Reported)	(Adjustments)	(As Restated)

Balance - August 1, 2008	(6,919)	-	$(6,919)	33,531	-	$33,531

Shares issued for cash at $0.01 per share
in August 2008				300,000	-	300,000
Shares issued for stock subscription receivable
at $0.01 per share in September 2008				100,000	-	100,000
Shares issued in connection with assignment
and assumption agreement in September 2008				-	-	-
Payment of stock scription receivable
received in October 2008				105,000	-	105,000
Shares returned to Treasury in November 2008				(10,000)	-	(10,000)
Shares issued for cash for $0.10 per share
paid in foreign currency in December 2008				25,000	-	25,000
Net loss	(114,617)	1,366	(113,251)	(113,251)	-	(113,251)

Balance - December 31, 2008	(121,536)	1,366	$(120,170)	440,280	-	$440,280

NOTE 4 – PRO FORMA FINANCIAL STATEMENTS FOR THE 12 MONTHS ENDED DECEMBER 31, 2008

The following unaudited pro forma statements of operations and cash flows for the 12 months ended December 31, 2008 were prepared by the management for comparative purposes due to the fact that the Company changed its fiscal year end date from July 31 to December 31 on November 11, 2008:

Statements of operations for the 12 months ended December 31, 2009 and 2008:

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
		Pro Forma
		(Unaudited)
	For the Year	For the 12 Months	For the 12 Months	For the 12 Months
	Ended	Ended	Ended	Ended
	December 31, 2009	December 31, 2008	December 31, 2008	December 31, 2008
		(As Previously Reported)	(Adjustments)	(As Restated)
REVENUES	$67,608	$-	$-	$-
COST OF GOODS SOLD	39,689	-	-	-
GROSS PROFIT	27,919	-	-	-

OPERATING EXPRENSES
Consulting fees	161,201	18,967	-	18,967
Officer's Compensation	120,000	20,000	-	20,000
Advertising and promotion	84,927	270	-	270
Depreciation	2,290	-	-	-
General and administrative	61,007	9,797	-	9,797
Sales commissions	8,251	-	-	-
Product development	55,437	-	-	-
Accounting	51,880	7,220	-	7,220
Legal	76,799	24,247	-	24,247
Insurance	30,421	2,321	-	2,321
Travel	50,673	30,874	-	30,874
Stock transfer agent	1,887	7,335	-	7,335
Total Operating Expenses	704,773	121,031	-	121,031

LOSS FROM OPERATIONS	(676,854)	(121,031)	-	(121,031)
OTHER (INCOME) EXPENSES
Interest income	(4,900)	-	-	-
Interest expense	500	104	-	104
Gain from foreign currency transaction	-	-	(1,366)	(1,366)
Total Other (Income) Expense	(4,400)	104	(1,366)	(1,262)

LOSS BEFORE TAXES	(672,454)	(121,135)	1,366	(119,769)
INCOME TAXES	-	-	-	-
NET LOSS	$(672,454)	$(121,135)	$1,366	$(119,769)
NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.00)	$0.00	$(0.00)
Weighted common shares outstanding
- basic and diluted	51,213,183	35,046,354	35,046,354	35,046,354

Statements of cash flows for the 12 months ended December 31, 2008:

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
		Pro Forma
		(Unaudited)
	For the Year	For the 12 Months	For the 12 Months	For the 12 Months
	Ended	Ended	Ended	Ended
	December 31, 2009	December 31, 2008	December 31, 2008	December 31, 2008
		(As Previously Reported)	(Adjustments)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(694,454)	$(121,135)	$1,366	$(119,769)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,290	-	-	-
Deferred compensation	(67,803)	-	-	-
Changes in operating assets and liabilities:
Inventory	(164,253)	(200,000)	-	(200,000)
Accounts receivable	(3,362)	-	-	-
Prepaid expenses	(5,889)	(25,529)	-	(25,529)
Lease receivable	(23,565)	-	-	-
Accounts payable and accrued expenses	79,631	41,880	-	41,880

NET CASH USED IN OPERATING ACTIVITIES	(877,405)	(304,784)	1,366	(303,418)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(20,712)	-	-	-
Patents	(35,984)	-	-	-

NET CASH USED IN INVESTING ACTIVITIES	(56,696)	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	16,539	-	16,539
Proceeds from convertible note payable - related parties	50,000	-	-	-
Proceeds from sale of common stock	637,072	560,050	-	560,050
Proceeds from other comprehensive income	-	1,366	(1,366)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	687,072	577,955	(1,366)	576,589
NET CHANGE IN CASH	(247,029)	273,171	-	273,171
Cash at beginning of period	273,171	-	-	-

Cash at end of period	$26,142	$273,171	$-	$273,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$500	$104	$-	$104
Taxes paid	$-	$-	$-	$-

NOTE 5 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $814,624 at December 31, 2009 and had a net loss and cash used in operations of $694,454 and $699,658 at December 31, 2009, respectively.  Check cash flow number after review of cash flow

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 – INVENTORY

Inventory at December 31, 2009 and December 31, 2008 consisted of the following:

	December 31, 2009	December 31, 2008
Raw materials	$342,253	$200,000

	$342,253	$200,000

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation at December 31, 2009 and December 31, 2008 consisted of the following:

	Estimated Useful Life (Years)	December 31, 2009	December 31, 2008
Office equipment	3	$20,712	$-

		20,712	-
Less accumulated depreciation		(2,290)	(-)

		$18,422	$-

(i)

Depreciation expense

Depreciation expense for the year ended December 31, 2009 was $2,290.

NOTE 8 LEASE RECEIVABLE

Future minimum lease receivable for each of the five succeeding years as of December 31, 2009 is as follows:

Year ending December 31:
2010	$11,328
2011	11,328
2012	1,888

Total minimum lease payments to be received	24,544
Less amounts representing interest	(979)
Present value of total future minimum lease payments to be received	23,565
Less current maturities of capital lease obligations	(11,328)

Capital lease obligations, net of current maturities	$12,237

NOTE 9 – NOTE PAYABLE

Note payable at December 31, 2009 and December 31, 2008 consisted of the following:

	December 31, 2009	December 31, 2008
On November 21, 2008 the Company entered into a short term financing agreement for $27,850 for Director’s and Officer’s Insurance. Repayment is to be paid over twelve (12) months, at interest of 6.7% per annum. The note was fully repaid at September 30, 2009.	$-	$16,539

On November 12, 2009 the Company entered into a short term financing agreement of $18,750 for Director’s and Officer’s Insurance. Repayment is to be paid over nine (9) months, at interest of 6.7% per annum.	16,703	-

	$16,703	$16,539

NOTE 10 – CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On December 30, 2009, the Company entered into a 6% convertible notes payable of $25,000 each, or $50,000 in aggregate (“Convertible Notes”) with (i) Marvin Hausman, M.D., Chief Executive Officer, Director and Stockholder of the Company and (ii) Philip Sobol, a Director of the Company (the “Payees”) maturing on December 31, 2011. Convertible Notes, at the discretion of the Payees, is due and payable in the event that the Company completes a capital fund raising of any amount greater than $250,000 US dollars.  If the Company completes a capital fund raising, the Payees shall have 30 days from the close of the fundraising to exercise their right to convert their debt to equity in the form of restricted common stock.  The Payees have the option to convert the outstanding notes and interests due into Company restricted common shares at $.20 per share at any time prior to December 31, 2011. In connection with the issuance of Convertible Notes, the Company granted to Payees warrants to purchase 250,000 common shares exercisable at $0.10 per share expiring five (5) year from the date of issuance.

The relative fair value of these warrants granted, estimated on the date of grant, was $22,200, which was originally recorded as a discount to convertible notes payable, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 30, 2009
Expected option life (year)	5.00
Expected volatility	80.52%
Risk-free interest rate	2.69%
Dividend yield	0.00%

After allocating $22,200, a portion of the proceeds to the warrants, the effective conversion price of the convertible notes payable was lower than the market price at the date of issuance and therefore the remaining balance of the net proceeds of $27,800 has been assigned as a beneficial conversion feature of $27,800 which was recorded by crediting $27,800 to additional paid-in capital and debiting the same amount to the discount to the convertible notes payable.

Convertible notes payable – related parties at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008

Convertible note payable – stockholder

Face amount of the Convertible note payable – stockholder, originated on December 30, 2009, with interest at 6.00% per annum, with principal and interest due December 31, 2011.	$50,000	$-

Discount representing (i) the relative fair value of the warrants issued of $22,200 in connection with the issuance of Convertible note payable – related parties and (ii) the beneficial conversion feature of $27,800	(50,000)	-

Accumulated amortization of discount on convertible note payable	-	-

	$-	$-

NOTE 11 – STOCKHOLDERS’ EQUITY

Common stock

In August 2008, the Company issued 3,000,000 unregistered shares of its common stock, in September 2008, the Company issued 2,050,000 unregistered shares of its common stock, and in December 2008, the Company issued 250,000 shares of its common stock, to individuals in exchange for $300,000, $100,000, $105,000 and $25,000, respectively or $530,000 in aggregate in cash.  The December offering also included one warrant for every two (2) shares purchased.  The warrant is exercisable at $0.25 per share, callable at the option of the Company at $0.001, if the stock traded at $0.50 per share for 20 consecutive days.

In September 2008, the Company issued 3,500,000 unregistered restricted shares of its common stock, par value $0.001, to Northwest Medical Research Partners, Inc. (“NW Research Partners”), an entity controlled by Dr. Hausman, the Company’s Chairman and Chief Executive Officer and significant stockholder, in exchange for an Assignment and Assumption Agreement, pursuant to which the Company has assumed the obligations of NW Research Partners to maintain the patent prosecution associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property.  These shares were booked at nil, the cost basis of the stockholder, i.e. these shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($3,500).

On or about November 1, 2008, Marvin Hausman, M.D., Chief Executive Officer of the Company returned to the Treasury and the Company cancelled 10,000,000 shares of its common stock, $0.001 par value per share, that had been issued and outstanding in the name of Marvin Hausman, M.D.

The Company opened a private placement offering to sell to selected offerees a minimum of 1,200,000 Units and a maximum of 3,000,000 Units, at an offering price of $0.50 per Unit.  Each Unit is comprised of two shares of the Company's Common Stock, $0.001 par value, and two, three year callable Warrants - an "A" Warrant to purchase one share of Common Stock exercisable at $0.75 per share and a "B" Warrant to purchase one share of Common Stock exercisable at $1.00 per share.  This private placement offering closed on June 9, 2009.

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

Warrants

In connection with the private placement of common stock through June 30, 2009, the Company issued certain warrants to purchase common stock to the investors as part of the investment, and as a fee to the placement consultants.  The fair value of these warrants granted, estimated on the dates of grant, has been recorded as additional paid-in capital.  On February 4, 2009, the Company issued a warrant to purchase 330,000 shares of the Company’s common stock exercisable at $0.75 per share and a warrant to purchase 330,000 shares of the Company’s common stock exercisable at $1.00 per share in connection with the private placement of stock sold on the same day, which were valued at $16,605 and $13,365, or $29,970 in aggregate on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	3
Expected volatility	83.81%
Risk-free interest rate	1.42%
Dividend yield	0.00%

On June 9, 2009, the Company issued a warrant to purchase 990,900 shares of the Company’s common stock exercisable at $0.75 per share and a warrant to purchase 990,900 shares of the Company’s common stock exercisable at $1.00 per share in connection with the private placement of stock sold on the same day, which were valued at $52,190 and $43,492, or $95,682 in aggregate estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	3
Expected volatility	93.00%
Risk-free interest rate	1.93%
Dividend yield	0.00%

Under separate consulting agreements with Mark Budzinski and Mike Erickson, the Company issued a warrant to purchase 50,000 shares of its common stock exercisable at $0.25 per share expiring five (5) year from the date of issuance on February 3, 2009 and a warrant to purchase 50,000 shares of its common stock exercisable at $0.25 per share expiring three (3) year from the date of issuance on April 1, 2009, respectively as compensation.  Upon execution of the consulting agreements those warrants were issued to Budzinski and Erickson, respectively for services for the period from the date of signing through December 31, 2009.

The fair value of the warrant issued to Budzinski on February 3, 2009 were recorded as deferred compensation of $8,360, valued on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

Expected option life (year)	5
Expected volatility	83.81%
Risk-free interest rate	1.88%
Dividend yield	0.00%

At December 31, 2009 the amortization of the fair value of the warrants was $8,360, which has been booked as consulting expense.

The fair value of the warrant issued to Erickson on April 1, 2009 being booked as deferred compensation, was $8,530, valued on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions

Expected option life (year)	3
Expected volatility	87.35%
Risk-free interest rate	1.16%
Dividend yield	0.00%

At December 31, 2009 the amortization of the fair value of these warrants was $6,975, which has been recorded as consulting expense. The remaining balances of 1,555 will be expended in 2010.

Under separate consulting agreements with Greg Mardock, Lyndee Kemmet and Kumar Sambamurti, the Company issued warrants to purchase 125,000 shares of the Company’s common stock exercisable at $0.25 per share expiring five (5) year from the date of issuance in July 2009 as compensation.  Upon execution of the consulting agreements warrants to purchase 100,000 shares of the Company’s common stock were issued for services for the period from the date of signing through December 31, 2009, and a warrant to purchase 25,000 shares of the Company’s common stock were issued for services for the period from the date of signing through July 31, 2010.

The fair value of the warrants issued in July 2009 being booked as deferred compensation was $21,250, valued on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5
Expected volatility	85.33%
Risk-free interest rate	1.62%
Dividend yield	0.00%

At December 31, 2009 the amortization of the fair value of these warrants was $18,932, which has been recorded as consulting expense. The remaining balances of $2,318 will be expended in 2010.

Under consulting agreements with Krishna Moorthi Bhat the Company issued a warrant to purchase 25,000 shares of the Company’s common stock exercisable at $0.25 per share expiring five (5) year from the date of issuance in September 2009, as compensation.  Upon execution of the consulting agreements the warrants were issued for services for the period from the date of signing through July 31, 2010.

The fair value of the warrants issued on September 3, 2009 being booked as deferred compensation was $4,250, valued on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5
Expected volatility	85.38%
Risk-free interest rate	1.42%
Dividend yield	0.00%

At December 31, 2009 the amortization of the fair value of these warrants was $1,700, which has been recorded as consulting expense. The remaining balances of $2,550 will be expended in 2010.

Under separate consulting agreements with Evan Thomas, Jeffrey Grossman, and Ashley Kondziela, the Company issued a warrant to purchase 25,000 shares of the Company’s common stock exercisable at $0.25 per share expiring three (3) year from the date of issuance and 44,000 shares of the Company’s common stock expiring five (5) year from the date of issuance respectively in October 2009 as compensation.  Upon execution of the consulting agreements those warrants were issued for services for the period from the date of signing through June 30, 2010 and were valued at $3,250 and $6,320, or $9,570 in aggregate estimated on the date of grant.

The fair value of the warrants being booked as deferred compensation was $3,250, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	3
Expected volatility	80.52%
Risk-free interest rate	1.36%
Dividend yield	0.00%

At December 31, 2009 the amortization of the fair value of these warrants was $1,083, which has been recorded as consulting expense. The remaining balances of $2,167 will be expended in 2010.

The fair value of the warrants being booked as deferred compensation was $6,320 estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5
Expected volatility	80.52%
Risk-free interest rate	1.36%
Dividend yield	0.00%

At December 31, 2009 the amortization of the fair value of these warrants was $2,107, which has been recorded as consulting expense. The remaining balances of $4,213 will be expended in 2010.

Under separate consulting agreements with Mark Budzinski, Lyndee Kemmet, and Greg Mardock, the Company issued warrants to purchase 100,000 shares of the Company’s common stock exercisable at $0.25 per share expiring five (5) year from date of issuance on December 31, 2009 as compensation.  Upon execution of the consulting agreements a warrant to purchase 50,000 shares of the Company’s common stock were issued for a service period ending December 31, 2009 and a warrant to purchase 50,000 shares of the Company’s common stock were issued for services for the period from the date of signing through December 31, 2010.

The fair value of the warrant issued being booked as deferred compensation was $15,000 estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5
Expected volatility	75.67%
Risk-free interest rate	1.70%
Dividend yield	0.00%

At December 31, 2009 the amortization of the fair value of these warrants was $7,500 which has been recorded as consulting expense. The remaining balances of $7,500 will be expended in 2010.

Under convertible promissory notes with Officer/Director Marvin Hausman and Philip Sobol, the Company issued a five (5) year warrant on December 31, 2009 in connection with issuance of convertible notes.  Upon execution of the convertible promissory notes with principal and interest due December 31, 2011, warrants to purchase 250,000 shares of the Company’s common stock exercisable at $.10 per share were issued expiring on December 31, 2011.  The fair value of the warrants issued being booked as deferred compensation was $22,200 estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	3
Expected volatility	75.67%
Risk-free interest rate	1.70%
Dividend yield	0.00%

At December 31, 2009 there was no amortization of the fair value of these warrants being recorded as interest expense. The entire balance of $22,200 will be expended $11,100 per year in 2010 and 2011, respectively.

The table below summarizes the Company’s warrants activity for the year ended December 31, 2009:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2008	-	$-	$-	$-	$-

Granted
	1,230,900	1.00	1.00	56,857	-
	1,230,900	0.75	0.75	68,796	-
	419,000	0.25	0.25	66,960	-
	250,000	0.10	0.10	22,200

Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2009	3,130,800	$0.25 – 1.00	$0.73	$214,813	$-

Earned and exercisable, December 31, 2009	2,769,800	$0.25 – 1.00	$0.72	$2,339,775	$-

Unvested, December 31, 2009	361,000	$0.25	$0.25	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1.00	1,230,900	2.00	$1.00	1,230,900	2.00	$1.00

$0.75	1,230,900	2.50	$0.75	1,230,900	2.50	$0.75

$0.25	18,750	2.50	$0.25	12,500	2.50	$0.25

$0.25	400,250	4.75	$0.25	320,000	4.75	$0.25

$0.10	250,000	5.00	$0.10	250,000	5.00	$0.10

$0.25 - 1.00	3,130,800	3.00	$0.72	2,823,700	3.00	$0.72

NOTE 12 – RELATED PARTY TRANSACTIONS

Consulting services from Chairman and CEO

Consulting services provided by and compensation to the Chairman and CEO were $120,000 and $20,000 for the year ended December 31, 2009 and 2008, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Consulting agreements

On January 15, 2009, the Company entered into a consulting contract with Kinoko Company (Kinoko) whereas, the Company engaged Kinoko to identify accredited investors to purchase common stock “units” under the private placement currently open.  As compensation for this service, the Company agrees to pay Kinoko a fee equal to ten percent (10%) of the gross amount of proceeds received by the Company under this private placement.  The contract also entitles Kinoko to a participation fee in the form of a warrant to purchase “units” of Company common stock exercisable at $0.50 per “unit”.  (A “unit” consisting of two (2) shares of common stock plus one “A” warrant and one “B” warrant)  Kinoko’s referrals will result in their receiving one (1) warrant to purchase one (1) “unit” for every ten (10) units purchased by a referred investor at $0.50.  At December 31, 2009, 30,000 warrants to purchase “units” of stock were issued to Kinoko (see NOTE 11).

On February 3, 2009, the Company entered into a strategic planning consulting agreement with Mark Budzinski.  As compensation for his services the Company agrees to issue him warrants to purchase up to 200,000 shares of the Company’s common stock exercisable at $0.25 per share expiring five (5) years from the date of issuance.  Under this consulting agreement, part of the warrant to purchase up to 50,000 common shares are immediately exercisable upon execution of the contract, with an additional 50,000 shares exercisable at each December 31 st for the next three (3) years.  The Company valued the warrant to purchase 100,000 common shares as deferred compensation valued at $15,860 and amortized $15,860 at December 31, 2009 (see NOTE 11).  Mark Budzinski resigned his position with the Company effective December 31, 2009 and therefore forfeited the warrant to purchase the remaining 100,000 common shares under his initial contract.

On February 15, 2009, the Company signed a two (2) year consulting contract with Large Animal Consulting, LLC, for advice relating to animal additives and supplements.  Under the contract, the consultant is to be paid $90 per hour for the first twelve hours worked in a month, and any additional hours are compensated with restricted common stock valued at $0.25 per share.  At March 31, 2009, the Company issued 720 shares of common stock under this agreement, valued at $180.  In addition, the consultant is entitled to receive warrants to purchase its common shares expiring three (3) years from the date of issuance at the end of any four (4) month period in which he generates sales in excess of 25% over minimum as defined in the contract.  The warrant will be equal to one warrant to purchase one share of common stock for every $2.00 of product sales.  The warrants will be exercisable at $0.25 per share upon issuance during the first year, and increases to $0.35 per share during the second year.  At December 31, 2009, no warrants were issued under this contract.

On February 10, 2009, the Company entered into a consulting contract with Manuel Graiwer, whereas, the Company engaged Graiwer to identify accredited investors to purchase common stock “units” under the private placement.  As compensation for this service, the Company agrees to pay Graiwer a fee equal to ten percent (10%) of the gross amount of proceeds received by the Company under this private placement.  Graiwer’s referrals will result in their receiving one warrant to purchase one “unit” (A “unit” consisting of two shares of common stock plus one “A” warrant and one “B” warrant)  for every ten (10) units purchased by a referred investor at $0.50.  At December 31, 2009, the warrant to purchase 31,000 “units” of stock were issued to Graiwer (see NOTE 11).

On February 11, 2009, the Company entered into a marketing agreement with RAM Marketing, LLC (RAM).  Under this agreement, the Company will pay RAM a percentage of sales revenue as compensation.  In addition, RAM is entitled to receive warrants to purchase the Company’s common shares expiring three (3) years from the date of issuance as a bonus at the end of any year in which it generates sales in excess of 25% of minimum as defined in the contract.  The warrants are exercisable at $0.25 per share and equal to one warrant for one share of common stock for every $2.00 in sales.  The exercise price will increase in year two to $0.35 per share, in year three to $0.45 per share, in year four to $0.55 per share, and in years five through ten to $1.00 per share.  At December 31, 2009 no warrants were issued under this contract.

On March 2, 2009, the Company entered into a consulting contract with Marycliff Investment Corporation, whereas, the Company engaged Marycliff to identify accredited investors to purchase common stock “units” under the private placement currently open.  As compensation for this service, the Company agrees to pay Marycliff a fee equal to ten percent (10%) of the gross amount of proceeds received by the Company under this private placement.  The contract also entitles Marycliff to a participation fee in the form of a warrant to purchase “units” of Company common stock exercisable at $0.50 per “unit” (A “unit” consisting of two shares of common stock plus one “A” warrant and one “B” warrant).  Marycliff’s referrals will result in their receiving one warrant to purchase one “unit” for every ten units purchased by a referred investor at $0.50.  At December 31, 2009, the warrant to purchase 50,900 “units” of stock were issued to Marycliff (see NOTE 11).

On April 1, 2009, the Company entered into a consulting contract with Mike Erickson.  As compensation for his services the Company agrees to issue him a warrant to purchase up to 200,000 shares of common stock exercisable at $0.25 per share expiring three (3) years from the date of issuance.  Under this arrangement, the warrant to purchase up to 50,000 shares are immediately exercisable upon execution of the contract, with the warrant to purchase an additional 50,000 shares exercisable at each December 31 st for the next three (3) years.  The Company valued the warrant to purchase 50,000 common shares as deferred compensation valued at $8,530 and amortized $6,975 at December 31, 2009 (see NOTE 11).

On May 18, 2009, the Company entered into a marketing consulting contract with Greg Mardock.  As compensation for his services the Company agrees to issue him warrants to purchase up to 100,000 shares of common stock exercisable at $0.25 per share expiring five (5) years from the date of issuance.  Under this arrangement, warrant to purchase up to 50,000 shares are immediately exercisable upon execution of the contract, with the warrant to purchase an additional 25,000 shares exercisable at each December 31 st for the next two (2) years.  The contract was executed on July 23, 2009.  The Company valued the warrants to purchase 75,000 common shares as deferred compensation for a total value of $12,250 and amortized $8,500 at December 31, 2009 (see NOTE 11).

On June 5, 2009, the Company entered into a marketing consulting contract with Lyndee Kemmet, Kemmet Schreiben.  As compensation for services under this contract the Company agrees to issue warrants to purchase up to 100,000 shares of common stock exercisable at $0.25 per share expiring five (5) years from the date of issuance.  Under this arrangement, warrant to purchase up to 50,000 shares are immediately exercisable upon execution of the contract, with the warrant to purchase an additional 25,000 shares exercisable at each December 31 st for the next two (2) years.  The contract was executed on July 13, 2009.  The Company valued the warrants to purchase 75,000 common shares issued as deferred compensation valued at $12,250 and amortized $8,500 at December 31, 2009 (see NOTE 11).

On July 23, 2009, the Company entered into a marketing consulting contract with Krishna Moorthi Bhat.  As compensation for services under this contract the Company agrees to issue a warrant to purchase up to 50,000 shares of common stock at an exercise price of $0.25 per share expiring five (5) years from the date of issuance.  Under this arrangement, the warrant to purchase up to 25,000 shares are immediately exercisable upon execution of the contract, with the warrant to purchase an additional 12,500 shares exercisable at each July 31 st for the next two (2) years.  The contract was executed on July 30, 2009.  The Company valued the warrants to purchase 25,000 common shares issued as deferred compensation valued at $4,250 and amortized $1,932 at December 31, 2009 (see NOTE 11).

On July 26, 2009, the Company entered into a marketing consulting contract with Kumar Sambamurti.  As compensation for services under this contract the Company agrees to issue the warrants to purchase up to 50,000 shares of common stock at an exercise price of $0.25 per share expiring five (5) years from the date of issuance.  Under this arrangement, the warrant to purchase up to 25,000 commons shares are immediately exercisable upon execution of the contract, warrant to purchase an additional 12,500 shares exercisable at each July 31 st for the next two (2) years.  The contract was executed on September 3, 2009.  The Company valued the warrants to purchase 25,000 common shares issued as deferred compensation valued at $4,250 and amortized $1,700 at December 31, 2009 (see NOTE 11).

On September 21, 2009 the Company signed a consulting agreement with Mary Phelps for her services.  As compensation for the Consultant’s services under this Agreement, TNS agrees to pay a monthly retainer of $1,000 for a three (3) month trial period, regardless of sales volume.  In the event the sales of EquiSano exceed $10,000 per month, the retainer will be increased to $2,000 per month.  After the initial 90 day trial period, TNS reserves the right to terminate the retainer if sales of product do not exceed $5,000 per month and convert to a commission whereby the Consultant will be paid 15% of all gross sales of EquiSano from individuals identified as customers of Consultant.  In the event the Consultant and TNS agree to continue cooperation at the end of the 90 trial period, TNS will issue to the Consultant warrants to purchase up to 50,000 shares of Restricted Common Stock of TNS exercisable at $.25 per share expiring three (3) years from the date of issuance.  The warrants shall become exercisable as follows: the warrant shall (i) be immediately exercisable for up to 10,000 shares, (ii) become exercisable on November 1, 2010 for up to an additional 10,000 shares, (iii) become exercisable on November 1, 2011 for up to an additional 15,000 shares, (iv) become exercisable for an additional 15,000 shares on November 1, 2012. The contract was fully executed on October 21 2009. At December 31, 2009, no warrants were issued under this contract as it is still within its initial 90 day trial period, however, the Company issued a warrant to purchase 10,000 common shares on January 10, 2010, with warrants to purchase an additional 10,000 exercisable at November 1, 2010 and 15,000 exercisable at each November 1 st for the subsequent two (2) years.

On October 1, 2009, the Company entered into a consulting contract with Evan Thomas.  As compensation for services under this contract the Company agrees to issue warrants to purchase up to 70,000 shares of common stock exercisable at $0.25 per share expiring three (3) years from the date of issuance.  Under this arrangement, warrant to purchase up to 25,000 common shares are immediately exercisable upon execution of the contract, with the warrant to purchase an additional 15,000 shares exercisable at each June 30th for the next three (3) years.  The contract was executed on October 1, 2009.  The Company valued the warrant to purchase 25,000 common shares issued as deferred compensation valued at $3,250 and amortized $1,083 at December 31, 2009 (see NOTE 11).

On October 1, 2009, the Company entered into a consulting contract with Jeffrey Grossman.  As compensation for services under this contract the Company agrees to issue warrants to purchase up to 60,000 shares of common stock exercisable at $0.25 per share expiring three (3) years from the date of issuance.  Under this arrangement, the warrant to purchase up to 24,000 common shares are immediately exercisable upon execution of the contract, with the warrant to purchase an additional 12,000 shares exercisable at each June 30th for the next three (3) years.  The contract was executed on October 1, 2009.  The Company valued the warrants to purchase 24,000 common shares issued as deferred compensation for a total value of $3,120 and amortized $1,040 at December 31, 2009 (see NOTE 11).

On October 1, 2009, the Company entered into a consulting contract with Ashley Kondziela.  As compensation for services under this contract the Company agrees to issue warrants to purchase up to 50,000 shares of common stock exercisable at $0.25 per share expiring five (5) years from the date of issuance.  Under this arrangement, the warrant to purchase up to 20,000 common shares are immediately exercisable upon execution of the contract, with the warrant to purchase an additional 10,000 common shares exercisable at each June 30th for the next three (5) years.  The contract was executed on October 1, 2009.  The Company valued the warrant to purchase 20,000 common shares issued as deferred compensation valued at $3,200 and amortized $1,067 at December 31, 2009 (see NOTE 11).

NOTE 14 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

Customer concentrations for the year ended December 31, 2009 and 2008 and credit concentrations at December 31, 2009 and 2008 are as follows:

	Net Sales for the Year Ended		Accounts Receivable At
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Caribbean International Medical N.V.	30.7%	-%	-%	-%
%
	30.7%	-%	-%	-%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations for the year ended December 31, 2009 and 2008 and accounts payable concentration at December 31, 2009 2008 and are as follows:

	Net Purchases for the Year Ended			Accounts Payable At
	December 31, 2009	December 31, 2008		December 31, 2009	December 31, 2008
Golden Gourmet Mushrooms. Inc	38.1%	100.0%		-%	-%

	38.1%	100.0%		-%	-%
%			%

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2009 through April 15, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On January 1, 2010, the Company entered into a consulting contract with Ted Dergousoff.  As compensation for services under this contract the Company agrees to issue warrants to purchase up to 50,000 shares of common stock exercisable at $0.25 per share expiring five (5) years from the date of issuance.  Under this arrangement, the warrant to purchase up to 25,000 shares are immediately exercisable upon execution of the contract, with the warrant to purchase an additional 12,500 shares exercisable at each December 31st for the next two (2) years.  The contract was executed on January 1, 2010.

On January 1, 2010, the Company entered into a consulting contract with Devin Andress.  As compensation for services under this contract the Company agrees to issue warrant to purchase up to 50,000 shares of common stock exercisable at $0.25 per share expiring five (5) years from the date of issuance.  Under this arrangement, the warrant to purchase up to 25,000 commons shares are immediately exercisable upon execution of the contract, with an additional 12,500 common shares exercisable at each December 31st for the next two (2) years.  The contract was executed on January 1, 2010.

On January 1, 2010, the Company entered into a consulting contract with Simpson Riding Stables.  As compensation for services under this contract the Company agrees to issue a warrant to purchase up to 50,000 shares of common stock exercisable at $0.25 per share expiring five (5) years from the date of issuance.  Under this arrangement the warrant to purchase up to 25,000 shares are immediately exercisable upon execution of the contract, with an additional 12,500 shares exercisable at each December 31st for the next two (2) years.  The contract was executed on January 1, 2010.

On January 10, 2010, the Company entered into a consulting contract with Channing Dressage Stables.  As compensation for services under this contract the Company agrees to issue a warrant to purchase up to 50,000 shares of common stock exercisable at $0.25 per share expiring five (5) years from the date of issuance.  Under this arrangement, the warrant to purchase up to 25,000 shares are immediately exercisable upon execution of the contract, with an additional 12,500 shares exercisable at each December 31st for the next two (2) years.  The contract was executed on January 10, 2010.

On January 10, 2010, the Company entered into a consulting contract with Jeff Lennan.  As compensation for services under this contract the Company agrees to issue a warrant to purchase up to 50,000 shares of common stock exercisable at $0.25 per share expiring five (5) years from the date of issuance.  Under this arrangement, the warrant to purchase up to 25,000 shares are immediately exercisable upon execution of the contract, with an additional 12,500 shares exercisable at each December 31st for the next two (2) years.  The contract was executed on January 10, 2010.

On January 1, 2010, the Company entered into a consulting contract with Ryan Lentz.  As compensation for services under this contract the Company agrees to issue a warrant to purchase up to 100,000 shares of common stock exercisable at $0.25 per share expiring five (5) years from the date of issuance.  Under this arrangement, the warrant to purchase up to 50,000 shares are immediately exercisable upon execution of the contract, with an additional 25,000 shares exercisable at each December 31st for the next two (2) years.  The contract was executed on January 1, 2010.

On January 12, 2010 the Company entered into a promissory note agreement with Larry Johnson for $100,000 at 6% interest due and payable on December 31, 2010.  It is convertible to common stock at $0.20 per share.  As compensation for this agreement the Company agrees to issue a warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.10 per share expiring five (5) years from the date of issuance.  Under this arrangement, the warrant to purchase 500,000 shares is immediately exercisable upon execution of the agreement.  The agreement was executed on January 12, 2010.

On February 18, 2010 the Company entered into a convertible promissory note agreement with Mark Wolf for $150,000 at 6% interest due with then outstanding principal and interest convertible to common stock at $0.20 per share, due and payable on December 31, 2011.  As compensation for this agreement the Company issued a warrant for the purchase of up to 750,000 shares of common stock exercisable at $0.10 per share expiring five (5) years from the date of issuance.  Under this arrangement, the warrant to purchase 750,000 shares is immediately exercisable upon execution of the agreement.  The agreement was executed on February 18, 2010.

On February 25, 2010 the Company entered into a Memorandum of Understanding (MOU) with American Charter Marketing, Inc. (ACM) with the goal to facilitate and support a test market to be conducted by ACM, using various marketing techniques, whereby the Company will advance $62,500 to ACM to implement the test market predicated on specific terms and conditions.

On February 25, 2010 the Company loaned Gary Ballen $12,500 with a signed promissory note at 6% interest per annum maturing June 30, 2010.

On March 26, 2010 the Company entered into a Profit Sharing Agreement or Direct Marketing Affiliates Project (DMAP) with American Charter & Marketing LLC (ACM) and Delta Group Investments Limited (DGI), with the primary focus of undertaking a direct mail marketing campaign designed to sell Nutraceutical products developed and manufactured by the Company.  The parties agree that the Company will act as Managing Affiliate.  DGI will provide $300,000 in the form of a loan, as starting capital for the project.   The net profits of the DMAP project will be shared with 25% going to the Company, 25% to DGI, 25% to ACM and 25% as a return on the initial loan.  The DMAP project is to be in effect for three (3) years from date of execution.  The DMAP agreement contains an option to convert profits into shares of restricted common stock.

On March 26, 2010 the Company entered into a convertible promissory note with Delta Group Investments Limited (DGI) pursuant to the Direct Marketing Affiliates Project, for $300,000, convertible to shares of restricted common stock at $0.25 per share.  The promissory note bears interest of 5% for a period of one (1) year.  The holder of the note has the right, at their opinion, at any time prior to payment in the full of the principal balance of this note to convert this note in whole or in part, into fully paid and non-assessable shares of restricted common stock at the rate of $.25 per share. The company will have the right, at its option, to convert this note, into fully paid and non-assessable shares of restricted common stock, if the bid price of the common stock closes at $1.00 per share of higher for thirty (30) consecutive trading days. The number of shares of common stock into which the note may be converted will be calculated at the rate of $.25 per share.  The Company, at the time of closing, will issue one three (3) year stock purchase warrant for each two (2) loan by the holder to the Company. The warrants can be exercised at any time during the three (3) years at $.15 per share.

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

Management's Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

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

As of December 31, 2009 our Chief Executive Officer and Principal Accounting and Financial Officer, Marvin S. Hausman, M.D., assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US

GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Principal Accounting and Financial Officer, Marvin S. Hausman, M.D., in connection with the review of our financial statements as of December 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of separate Chief Financial and Accounting Officer resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

When we have sufficient capital resources we will hire new executive officers, including a Chief Accounting and Financial Officer,to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function.  On August 28, 2008, we appointed outside directors to our board of directors who will appoint an audit committee when sufficient funds are available to us.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010.

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

Name	Age	Position

Marvin S. Hausman MD	68	Chief Executive Officer and Chairman since August 28, 2008, Acting Principal Accounting and Financial Officer

Philip A. Sobol MD	55	Director since August 28, 2008.

Elliot A. Shelton Esq.	59	Director since August 28, 2008.

Biography of Marvin S. Hausman M.D., Chairman and CEO

Dr. Hausman received his MD degree from New York University School of Medicine in 1967 and is a Board Certified Urological Surgeon.  He has 30 years of drug development and clinical care experience at various pharmaceutical companies, including working in conjunction with Bristol-Myers International, Mead-Johnson Pharmaceutical Co., and E.R. Squibb.

Dr. Hausman was the President, Chief Executive Officer, Acting Principal Accounting and Financial Officer and Chairman of the Board of OXIS International, Inc. until May 2008 when he resigned.  Dr. Hausman served as a director and as Chairman of the Board of Axonyx from 1997 until the merger of Axonyx into Torrey Pines Therapeutics in October 2006, and had served as President and Chief Executive Officer of Axonyx from 1997 until September 2003 and March 2005, respectively. Dr. Hausman was a co-founder of Medco Research Inc., a pharmaceutical biotechnology company specializing in adenosine products which was subsequently acquired by King Pharmaceuticals.  He has also served as a director of Arbios Technologies, Los Angeles, CA from 2003-2005 and of Regent Assisted Living, Inc., Portland, OR, from 1996-2001.

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

Dr. Hausman is President of Northwest Medical Research Partners, Inc. a firm specializing in the identification and acquisition of breakthrough pharmaceutical and nutraceutical products and which has assigned certain intellectual property to the Company in consideration for 3,500,000 shares of the Company’s common stock.

Biography of Philip A. Sobol, M.D., Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report one executive officer and one director were not current in their 16(a) reports.  Philip Sobol failed to timely report the acquisition by the Philip and Debra Sobol Trust of shares and five year warrants to purchase shares on August 4, 2008, Elliot Shelton failed to timely report the acquisition of shares and five year warrants to purchase shares on August 11, 2008.  Philip Sobol failed to timely report his acquisition of five year warrants on December 30, 2009.

Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.

Audit Committee

We currently do not have an audit committee.  Our entire board of directors has been acting as our audit committee.  No qualified financial expert serves on our board of directors because our company is too small to afford such expense.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended December 31, 2009 for our Chief Executive Officer, (our “Named Executive Officer”) who was appointed on August 14, 2008.  We did not have any other executive officers during the fiscal year ended December 31, 2009 who received compensation in excess of $100,000.

Compensation

As a result of our current limited available cash, no officer or director received any salary from July 19, 2007 (inception) through the fiscal years ending December 31, 2009 and December 31, 2008.  We intend to pay salaries when cash flow permits.  However, our Chief Executive Officer, Marvin S. Hausman, M.D. did receive consulting compensation for his services in the amount of $20,000 in 2008 and $120,000 in 2009.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Marvin Hausman CEO, Dir.	2009	0	0	0	0	0	0	(1)159,003	159,003
	2008	0	0	0	0	0		(2)42,387	42,387

0	0

(1) All other compensation for 2009 includes:  payment to Marvin Hausman, M.D., of $39,003 in reimbursement for travel expenses and $120,000 for consulting services pursuant to a consulting arrangement under which Dr. Hausman is being paid $10,000 per month plus reimbursement for reasonable travel expenses.  .

(2) All Other Compensation for 2008 includes:  payment to Marvin Hausman, M.D., of $22,387 in reimbursement for travel expenses and $20,000,000 for consulting services.

We do not have an employment agreement with Marvin S. Hausman, M.D., our Named Executive Officer, however we do have a consulting arrangement beginning November 2008 with Dr. Hausman under which he is paid $10,000 per month for his services and is reimbursed for reasonable travel expenses.  We do not maintain key-man life insurance for any our executive officers/directors.  We do not have any long-term compensation plans.

Stock Option Grants

We made no grants of stock options or stock appreciation rights to Dr. Hausman during the period from our inception on July 19, 2007 through the fiscal year ending December 31, 2009.

Outstanding Equity Awards at Fiscal Year-Ending December 31, 2009

We did not have any outstanding equity awards as of December 31, 2009 to our Dr. Hausman, our Named Executive Officer.

Option Exercises for Fiscal Year-Ending December 31, 2009

There were no options exercised by our Named Executive Officer in fiscal year ending December 31, 2009.

Potential Payments Upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation

We did not pay our directors any compensation during fiscal years ending December 31, 2009 or December 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on March 20, 2010 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors. The percentage of beneficial ownership for the following table is based on 52,012,470 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 20, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Total Nutraceutical Solutions’ common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Marvin S. Hausman, M.D., CEO & Dir. (2)	13,625,000 shares	26.13%
Phil A. Sobol, M.D., Director (3)	1,475,000 shares	2.82%
Elliot A. Shelton, Esq., Director (4)	2,750,000 shares	5.26%
Executive officers and directors as a group 3 persons (5)	17,850,000 shares	33.91%

(1)

Such figures are based upon 52,012,470 shares of our common stock outstanding as of March 20, 2010.  Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(2)

Marvin Hausman’s holdings include 10,000,000 shares of common stock and a five year warrant to purchase 125,000 shares at $0.10 per share.  This number includes 3,500,000 common shares owned by Northwest Medical Research Partners Inc., which is controlled by Marvin S. Hausman, M.D.  This number does not include 3,500,000 shares of common stock owned by the adult children of Marvin S. Hausman, M.D.

(3)

Phil Sobol’s holdings include 1,100,000 shares of common stock, and a five year warrant to purchase 125,000 shares at $0.10 per share.  The 1,475,000 shares includes 500,000 shares of common stock and a five year warrant to purchase 250,000 shares at $0.25 per share owned by the Philip and Debra Sobol Trust.

(4)	Elliot Shelton’s holdings include 2,500,000 shares of common stock and a five year warrant to purchase 250,000 shares at $0.25 per share.
(5)

The holdings of the executive officers and directors as a group include an aggregate of 17,100,000 shares of common stock, and 250,000 convertible securities exercisable currently or within 60 days of March 20, 2010.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 30, 2009, we entered into a Promissory Note with Marvin Hausman, our Chief Executive Officer, and Philip Sobol., a director, whereby Dr. Hausman and Dr. Sobol made a loan in the amount of $50,000 ($25,000 each) to our company for a period of two (2) years.  The promissory note bears interest at 6% per annum.  This note, at the sole discretion of Drs. Hausman and Sobol, the payees, is due and payable in the event we complete a capital fund raising of any amount greater than $250,000.  Upon completion of this fundraising, the payees shall have 30 days from the close of the fundraising to exercise their right to convert their debt to equity in the form of restricted common stock at $0.20 per share.  The payees may also convert at any time prior to December 31, 2011, if the fundraising has not been completed.  We also granted the payees 250,000 (125,000 warrants for each payee) five (5) year stock purchase warrants with an exercise price of $0.10 per share.

On November 2, 2009, we entered into an Assignment and Assumption agreement with Marvin S. Hausman, M.D., our Chief Executive Officer and Philip Sobol, a director, under which those two persons and a third party assigned all their rights to a patent application entitled “Use of Ergothioneine as a Preservative in Foods and Beverages” to Total Nutraceutical Solutions.  In return we undertook to issue up to 1,500,000 shares of common stock to the assignors upon the occurrence of certain events.  Also upon the successful commercialization of any product or technology covered by the patent application, we undertook to pay a royalty of 3% of net sales to the assignors.

Frank Arnone, our former President who resigned in December 2009 contributed office space for our use during 2009.  We were not charged for this use of office space.  He will not seek reimbursement for past office expenses.

We acquired from Northwest Medical Research Partners Inc., which is controlled by Marvin S. Hausman, M.D., our CEO, in exchange for 3,500,000 shares of common restricted stock, an Assignment and Assumption Agreement, effective July 31, 2008, pursuant to which we have assumed the obligations of Northwest Medical Research Partners Inc. to maintain the patent prosecution associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property.

Item 14. Principal Accountant Fees and Services.

Moore & Associates, Chartered Accountants served as our principal independent public accountants for the fiscal years ending December 31, 2008 and July 31, 2007.   Li & Company, PC, has served as our principal independent public accountants for the fiscal year ending December 31, 2009.  Aggregate fees billed to us for the years ended December 31, 2009 and 2008 by Li & Company and Moore and Associates Chartered, respectively, were as follows :

Fee Category	Year ended December 31, 2009	Year ended December 31, 2008
Audit fees (1)	$9,500	$4,500
Audit-related fees (2)	0	4,500
Tax fees (3)	$0	$0
All other fees (4)	0	0
Total fees	$9,500	$9,000

(1)

“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning.
(4)	“All other fees” consists of fees billed for all other services, such as review of our registration statement on Form S-1 and EDGAR filing expenses.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our board of directors pre-approves all services to be provided to us by our independent auditor.  This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules.  Our director(s) then makes a determination to approve or disapprove the engagement of Li & Company, PC, for the proposed services.  In the fiscal year ending December 31, 2009, all fees paid to Li & Company were unanimously pre-approved in accordance with this policy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)

1.  Financial Statements

The financial statements schedules listed below are filed in Item 8 of Part II of this Form 10-K above:

Balance Sheets at December 31, 2009 and December 31, 2008	24
Statements of Operations for the Year ended December 31, 2009 and for the Transition Period from August 1, 2008 through December 31, 2008	25
Statement of Stockholders’ Equity for the Year ended December 31, 2009 and for the Transition Period from August 1, 2008 through December 31, 2008	26
Statements of Cash Flows for the for the Year ended December 31, 2009 and for the Transition Period from August 1, 2008 through December 31, 2008	27

2.  Financial Statement Schedules

Not Applicable

3.  Exhibits specified by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Registrant		SB-2	3.1	08/06/2007

3.2	Bylaws of Registrant		SB-2	3.2	08/06/2007

3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008

10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008

10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008

10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008

10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009

10.5	Form of Securities Purchase Agreement		8-K	10.1	09/21/2009

10.6	$50,000 Promissory Note between TNS and Marvin S. Hausman, M.D. and Philip Sobol dated December 30, 2009		8-K	10.1	12/31/2010

10.7	$100,000 Promissory Note between TNS and Larry A. Johnson dated January 12, 2010		8-K	10.1	2/24/2010

10.8	$100,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		8-K	10.2	2/24/2010

10.9	$50,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010	X

10.10	Profit Sharing Agreement between TNS, American Charter & Marketing LLC, and Delta Group Investments, Limited dated March 26, 2010	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon on this 15th day of April, 2010.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.

By:	/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D. Chief Executive Officer, Chairman of the Board (Principal Executive Officer) (Principal Financial and Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 15th day of April, 2010.

Signature	Title

/s/ Marvin S. Hausman, M.D.	Chief Executive Officer, Chairman of the Board, Director
Marvin Hausman, M.D.	(Principal Executive Officer)
(Principal Financial and Accounting Officer)

/s/ Philip A. Sobol, M.D.	Director
Philip A. Sobol, M.D.

/s/ Elliot A. Shelton, Esq.	Director
Elliot A. Shelton, Esq.