Form 10-Q
period 2010-03-31
Total Nutraceutical Solutions, Inc.
filed 2010-05-20
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010.

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

On May 20, 2010, 52,012,470 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Total Nutraceutical Solutions, Inc.

March 31, 2010 and 2009

Index to Financial Statements

Contents                                                                                                                                                                                 Page(s)

Balance Sheets at March 31, 2010  (Unaudited) and December 31, 2009

4

Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (Unaudited)

5

Statement of Stockholders’ Equity for the Interim Period Ended March 31, 2010 (Unaudited)

6

Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (Unaudited)

7

Notes to the Financial Statements (Unaudited)

8-20

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$266,279	$48,141
Accounts receivable	2,961	3,362
Inventory	375,249	342,253
Prepaid expenses	70,686	31,418
Current maturities of lease receivable	11,328	11,328
Notes receivable	12,500	-
Other current assets	50,581	-
Total Current Assets	789,584	436,502

Property and Equipment
Property and equipment	32,044	20,712
Accumulated depreciation	(4,016)	(2,290)
Property and Equipment, net	28,028	18,422

Patents acquired and patents pending	52,580	35,984

Lease receivable, net of current maturities	11,508	12,237

Total Assets	$881,700	$503,145

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$178,865	$111,347
Accrued expenses - officer	26,000	10,000
Note payable, net of discount	23,077	-
Note payable	10,507	16,703
Total Current Liabilities	238,449	138,050

Long Term Liabilities:
Convertible notes payable - related party, net of discount	6,250	-
Convertible notes payable, net of discount	154,000	-
Total Long Term Liabilities	160,250	-

Total Liabilities	398,699	138,050

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 70,000,000 shares authorized,
52,012,470 shares issued and outstanding	52,013	52,013
Additional paid-in capital	1,572,759	1,148,009
Deferred compensation	(25,312)	(20,303)
Accumulated deficit	(1,116,459)	(814,624)
Total Stockholders' Equity	483,001	365,095

Total Liabilities and Stockholders' Equity	$881,700	$503,145

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ending	Ending
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

REVENUES	$24,898	$-

COST OF GOODS SOLD	19,506	-

GROSS PROFIT	5,392	-

OPERATING EXPENSES
Advertising and promotion	91,850	11,395
Sales commissions	9,965	-
Consulting fees	46,242	58,072
Consulting fee - officer	30,000	-
General and administrative	86,531	80,998

Total Operating Expenses	264,588	150,465

LOSS FROM OPERATIONS	(259,196)	(150,465)

OTHER (INCOME) EXPENSES
Interest income	(277)	(883)
Interest expense	42,916	-

Total Other (income) Expense	42,639	(883)

LOSS BEFORE TAXES	(301,835)	(149,582)

INCOME TAXES	-	-

NET LOSS	$(301,835)	$(149,582)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.00)

Weighted common shares outstanding
- basic and diluted	52,012,470	50,107,323

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE INTERIM PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

	Common		Additional			Total
	Stock	Par	Paid	Deferred	Accumulated	Stockholders'
	Shares	Value	In Capital	Compensation	Deficit	Equity

Balance - December 31, 2008	49,673,750	$49,674	$510,776	$-	$(120,170)	$440,280

Shares issued for cash in February 2009,
net of offering costs of $15,000	600,000	600	104,430			105,030
Warrants issued in connection with the
sale of common shares in February 2009			29,970			29,970
Issuance of warrants for future services in Feburary 2009			8,360	(8,360)		-
Issuance of warrants for future services in April 2009			8,530	(8,530)		-
Shares issued for agreement in March 2009	720	1	179			180
Shares issued for cash in June 2009,
net of offering costs of $47,068	1,638,000	1,638	265,112			266,750
Warrants issued in connection with the
sale of common shares in June 2009			95,682			95,682
Issuance of warrants for future services in July 2009			21,250	(21,250)		-
Issuance of warrants for future services in September 2009			4,250	(4,250)		-
Shares issued for cash in September 2009	100,000	100	24,900			25,000
Warrants issued for future services in October 2009			9,570	(9,570)		-
Warrants issued for future services in December 2009			15,000	(7,500)		7,500
Issuance of warrants in connection
with convertible note payable in December 2009			22,200			22,200
Beneficial conversion feature in connection
with convertible note payable in December 2009			27,800			27,800
Amortization of deferred compensation				39,157		39,157
Net loss					(694,454)	(694,454)

Balance - December 31, 2009	52,012,470	52,013	1,148,009	(20,303)	(814,624)	365,095

Issuance of warrants in connection with short-term
convertible note payable issued in January 2010			49,200			49,200
Beneficial conversion feature in connection with short-term
convertible note payable issued in January 2010			50,800			50,800
Issuance of warrants in connection with
convertible note payable issued in February 2010			74,550			74,550
Beneficial conversion feature in connection with
convertible note payable issued in February 2010			75,450			75,450
Issuance of warrants in connection with
convertible note payable issued in March 2010			78,000			78,000
Beneficial conversion feature in connection with
convertible note payable issued in March 2010			78,000			78,000
Issuance of warrants for future services			18,750	(18,750)		-
Amortization of deferred compensation				13,741		13,741
Net loss					(301,835)	(301,835)

Balance - March 31, 2010	52,012,470	$52,013	$1,572,759	$(25,312)	$(1,116,459)	$483,001

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(301,835)	$(149,582)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,726	78
Amortization of discount on short-term convertible note payable	23,077	-
Amortization of discount on convertible notes payable - related parties	6,250	-
Amortization of discount on convertible notes payable	10,000	-
Stock-based compensation	13,741	1,700
Changes in operating assets and liabilities:
Accounts receivable	401	-
Inventory	(32,996)	-
Prepaid expenses	(39,268)	6,963
Other current assets	(50,581)	(675)
Accounts payable	67,518	26,537
Related party payable	16,000	(14,120)

NET CASH USED IN OPERATING ACTIVITIES	(285,967)	(129,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	(12,500)	(135,000)
Purchase of furniture and equipment	(11,332)	(2,795)
Patents acquired and patents pending	(16,596)	-
Lease receivable	-	(30,321)
Payment of lease receivable	729	-

NET CASH USED IN INVESTING ACTIVITIES	(39,699)	(168,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	100,000	-
Repayment of note payable	(6,196)	(6,116)
Proceeds from convertible notes payable	450,000	-
Proceeds from sale of common stock, net of offering cost	-	135,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	543,804	128,884

NET CHANGE IN CASH	218,138	(168,331)

Cash at beginning of period	48,141	273,171

Cash at end of period	$266,279	$104,840

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$464	$243
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING
AND INVESTING ACTIVITIED:
Warrants issued for future services	$18,750	$-

See accompanying notes to the financial statements.

Total Nutraceutical Solutions, Inc.

March 31, 2010 and 2009

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2010.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  Allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  The allowance for doubtful accounts was zero at March 31, 2010 and 2009.  Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company does not have any off-balance-sheet credit exposure to its customers.

Inventory

The Company values its inventory, consisting of purchased raw materials and finished goods, at the lower of cost or market.  Cost is determined on the First-in and First-out (“FIFO”) method.  The Company regularly reviews its inventory on hand and, when necessary, records a provision for excess or obsolete inventory based primarily on current selling price.  The Company determined that there was no inventory obsolescence as of March 31, 2010 or December 31, 2009.

Property and equipment

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of three (3) or five (5) years.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Patents acquired and patents pending

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

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, intangible assets and patents pending are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2010 or December 31, 2009.

Lease receivable

The Company follows paragraph 840-30-35-23 of the FASB Accounting Standards Codification and amortizes the unearned income and initial direct costs on a direct financing lease to income over the term of the lease to produce a constant periodic rate of return on the net investment in the lease.

Discount on convertible notes payable

The Company follows subtopic 470-20 of the FASB Accounting Standards Codification (“Subtopic 470-20”) “Debt with Conversion and Other Options,” when accounting for convertible notes payable. The Company allocates the proceeds received between convertible notes payable and warrants, if applicable. The resulting warrants discount from the face amount of the convertible notes payable is amortized using the effective interest method over the life of the debt instruments. After allocating a portion of the proceeds to the warrants, the effective conversion price of the convertible notes payable can be determined. If the effective conversion price is lower than the market price at the date of issuance, a beneficial conversion feature needs to be recorded as a discount to the convertible notes payable. The beneficial conversion feature discount needs to be amortized using the effective interest method over the life of the debt instruments.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued officer’s compensation, approximate their fair values because of the short maturity of these instruments.  The Company’s lease receivable, note payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2010 and December 31, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 or December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended March 31, 2010 or 2009.

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

The fair value of each option/warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for stock options and warrants are as follows:

•

The expected life of options/warrants granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

•	The expected volatility is based on a combination of the historical volatility of comparable companies’ stock over the contractual life of the options.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option/warrant.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option/warrant exercises.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim periods ended March 31, 2010 and 2009 as they were anti-dilutive.

		Weighted average number of potentially outstanding dilutive shares
		For the Interim Period Ended March 31, 2010	For the Interim Period Ended March 31, 2009

Warrants issued, exercisable and outstanding in connection with the sale of common stock from August 2008 through October 2008		2,650,000	2,650,000

Warrants issued, exercisable and outstanding in connection with the sale of common stock on February 3, 2009		660,000	660,000

Warrants issued, exercisable and outstanding as compensation on February 3, 2009		50,000	50,000

Warrants issued, exercisable and outstanding as compensation on April 1, 2009		50,000	-

Warrants issued, exercisable and outstanding in connection with the sale of common stock June 9, 2009		1,801,800	-

Warrants issued, exercisable and outstanding as compensation from June 2009 to September 2009		150,000	-

Warrants issued, exercisable and outstanding as compensation on October 1, 2009, December 31, 2009		169,000	-

Convertible notes payable issued on December 30, 2009 maturing on December 31, 2011 with 6.0% interest per annum, convertible to common shares at $.20 per share		250,000	-

Warrants issued, exercisable and outstanding in connection with the issuance of Convertible notes payable on December 30, 2009		250,000	-

Warrants issued, exercisable and outstanding as compensation on January 1, 2010		125,000	-

Convertible notes payable issued on January 12, 2010, February 18, 2010 and March 26, 2010, convertible to common shares		3,650,000	-

Warrants issued, exercisable and outstanding in connection with the issuance of Convertible notes payable on January 12, 2010, February 18, 2010 and March 31, 2010		1,850,000	-

Total potentially outstanding dilutive shares		11,655,800	3,360,000
%	%

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

Reclassifications

Certain reclassifications have been made in our fiscal 2009 financial statements to conform to current year’s presentation of financial information.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,116,459 at March 31, 2010 and had a net loss and cash used in operations of $301,835 and $285,967 at March 31, 2010, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – INVENTORY

Inventory at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Raw materials	$334,607	$321,229
Finished goods	40,642	21,024
	$375,249	$342,253

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation at March 31, 2010 and December 31, 2009 consisted of the following:

	Estimated Useful Life (Years)	March 31, 2010	December 31, 2009
Office equipment	3	$6,363	$5,261
Production equipment	3 to 5	25,681	15,451
		32,044	20,712
Less accumulated depreciation		(4,016)	(2,290)
		$28,028	$18,422

NOTE 5 – NOTE PAYABLE

Note payable at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
On November 12, 2009 the Company entered into a short term financing agreement of $18,750 for Director’s and Officer’s Insurance. Repayment is to be paid over nine (9) months, at interest of 5.25% per annum.	10,507	16,703

	$10,508	$16,703

NOTE 6 – SHORT-TERM CONVERTIBLE NOTE PAYABLE

On January 12, 2010, the Company entered into a 6% short-term convertible note payable of $100,000 (“Short-term Convertible Note”) with Larry Johnson (the “Payee”) maturing on December 31, 2010. The Payee has the option to convert the outstanding note and interest due into Company restricted common shares at $.20 per share at any time prior to December 31, 2010. In connection with the issuance of the Convertible Note, the Company granted to the Payee a warrant to purchase 500,000 common shares exercisable at $0.10 per share expiring five (5) year from the date of issuance.

The relative fair value of the warrant granted, estimated on the date of grant, was $49,200, which was recorded as a discount the short-term convertible note, using the Black-Scholes option-pricing model with the following assumptions:

Expected option life (year)	5.00
Expected volatility	72.67%
Risk-free interest rate	2.49%
Dividend yield	0.00%

After allocating $49,200, a portion of the proceeds to the warrant, the effective conversion price of the short-term convertible note payable was lower than the market price at the date of issuance and per calculation the remaining balance of the net proceeds of $50,800 was allocated to a beneficial conversion feature. The company credited $50,800 to additional paid-in capital and debited the same amount to the discount to the short-term convertible note payable.

 Short-term convertible note payable at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Short-term convertible note payable

Face amount of short-term convertible note payable	$100,000	$-

Discount representing (i) the relative fair value of the warrants issued in connection with the issuance of the short-term convertible note and (ii) the beneficial conversion feature	(100,000)	-

Accumulated amortization of discount	23,077	-

	$23,077	$-

NOTE 7 – CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On December 30, 2009, the Company entered into a 6% convertible notes payable of $25,000 each, or $50,000 in aggregate (“Convertible Notes”) with (i) Marvin Hausman, M.D., Chief Executive Officer, Director and Stockholder of the Company and (ii) Philip Sobol, a Director of the Company (the “Payees”) maturing on December 31, 2011. Convertible Notes, at the discretion of the Payees, is due and payable in the event that the Company completes a capital fund raising of any amount greater than $250,000.  If the Company completes such a capital fund raising, the Payees shall have 30 days from the close of the fundraising to exercise their right to convert their debt to equity in the form of restricted common stock.  The Payees have the option to convert the outstanding notes and interest due into Company restricted common shares at $.20 per share at any time after the fundraising but prior to December 31, 2011. In connection with the issuance of Convertible Notes, the Company granted to Payees warrants to purchase 250,000 common shares exercisable at $0.10 per share expiring five (5) year from the date of issuance.

The relative fair value of these warrants granted, estimated on the date of grant, was $22,200, which was originally recorded as a discount to convertible notes payable, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5.00
Expected volatility	80.52%
Risk-free interest rate	2.69%
Dividend yield	0.00%

After allocating the $22,200, a portion of the proceeds to the warrants, the effective conversion price of the convertible notes payable was lower than the market price at the date of issuance and therefore the remaining balance of the net proceeds of $27,800 has been assigned as a beneficial conversion feature of $27,800 which was recorded by crediting $27,800 to additional paid-in capital and debiting the same amount to the discount to the convertible notes payable.

 Convertible notes payable – related parties at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009

Convertible note payable – related parties

Face amount of the Convertible note payable – related parties, originated on December 30, 2009, with interest at 6.00% per annum, with principal and interest due December 31, 2011.	$50,000	$50,000

Discount representing (i) the relative fair value of the warrants issued of $22,200 and (ii) the beneficial conversion feature of $27,800	(50,000)	(50,000)

Accumulated amortization of discount	6,250	-

	$6,250	$-

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On March 26, 2010, the Company entered into two (2) 5% convertible notes payable of $300,000 (“Convertible Note”) with Delta Group Investments Limited (the “Payee”) maturing on March 26, 2013. The Payee has the option to convert the outstanding note into Company restricted common shares at $.25 per share at any time prior to payment in full of the principal balance of the Convertible Note. The Convertible Note is callable at the option of the Company at the rate of $.25 per share, if the stock closes at $1.00 per share or higher for thirty (30) consecutive trading days. In connection with the issuance of convertible Note, the Company granted to the Payee the warrants to purchase 600,000 common shares exercisable at $0.15 per share expiring three (3) years from the date of issuance.

The relative fair value of these warrants granted, estimated on the date of grant, was $78,000, which was recorded as a discount to convertible note payable, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	3.00
Expected volatility	67.63%
Risk-free interest rate	1.64%
Dividend yield	0.00%

After allocating the $78,000 portion of the proceeds to the warrants, an additional $78,000 was allocated to a beneficial conversion feature by crediting an additional $78,000 to additional paid-in capital and debiting the same amount to the discount to the convertible note payable.

On February 18, 2010, the Company entered into two 6% convertible notes payable of $150,000 in aggregate (“Convertible Notes”) with Mark Wolf (the “Payee”) maturing on December 31, 2011. The Payee has the option to convert the outstanding notes and interest due into Company restricted common shares at $.20 per share at any time prior to December 31, 2011. In connection with the issuance of Convertible Notes, the Company granted to the Payee warrants to purchase 750,000 common shares exercisable at $0.10 per share expiring five (5) year from the date of issuance.

The relative fair value of these warrants granted, estimated on the date of grant, was $74,550, which was recorded as a discount to the convertible notes, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5.00
Expected volatility	78.08%
Risk-free interest rate	2.46%
Dividend yield	0.00%

After allocating the $74,550 portion of the proceeds to the warrants, the effective conversion price of the convertible notes payable was lower than the market price at the date of issuance and per calculation the remaining balance of the net proceeds of $75,450 was allocated to a beneficial conversion feature. The company credited the $75,450 to additional paid-in capital and debited the same amount to the discount to the convertible notes payable.

Convertible notes payable at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009

Convertible notes payable

Face amount of convertible notes payable	$450,000	$-

Discount representing (i) the relative fair value of the warrants issued and (ii) the beneficial conversion feature	(306,000)	-

Accumulated amortization of discount on convertible notes payable	10,000	-

	$154,000	$-

NOTE 9 – RELATED PARTY TRANSACTIONS

Consulting services from Chairman and CEO

Consulting services provided by and compensation to the Chairman and CEO were $30,000 and $0 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Profit sharing agreement

On March 26, 2010 the Company entered into a Profit Sharing Agreement or Direct Marketing Affiliates Project (DMAP) with American Charter & Marketing LLC (ACM) and Delta Group Investments Limited (DGI), with the primary focus of undertaking a direct mail marketing campaign designed to sell Nutraceutical products developed and manufactured by the Company.  The parties agree that the Company will act as Managing Affiliate.  DGI will provide $300,000 in the form of a loan, as starting capital for the project (see Note 5).   The net profits of the DMAP project will be shared with 25% going to the Company, 25% to DGI, 25% to ACM and 25% as a return on the initial loan.  The DMAP project is to be in effect for three (3) years from date of execution.  The DMAP agreement contains an option to convert profits into shares of restricted common stock.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2010 through May 20, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

We may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of our plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control).  The following factors, in addition to others not listed, could cause our actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on our suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on our company, our ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to us on the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

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

We have developed mushroom based nutraceutical dietary supplement products that are made entirely of naturally occurring dietary substances which are manufactured under contract by a third party, Columbia Nutritional Services, Inc..  We currently market three new natural organic nutraceutical mushroom dietary supplement products, ImmuSANO and GlucoSANO for human consumption and EquiSANO for the equine market.  These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.  We market our products directly to the consumer utilizing network marketing programs, direct mail order, internet marketing, and commission sales people.  We sell directly to consumers our own proprietary formulations of over the counter mushroom based nutraceutical products produced by an outside contract manufacturer.

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

One of the affiliates, Delta Group Investments Limited made an initial contribution to the association in the form of a $300,000 loan with interest at 5% per annum.  This loan shall be repaid by the association through allocation of 25% of net profits from the marketing and sale of new TNS nutraceutical products going to repayment of the loan and 25% of net profits going to each affiliate of the association.  Once Delta Group has been repaid the loan with interest and in addition has received $300,000 in net profit allocations, the percentage of allocation shall be shifted so that TNS and American Charter and Marketing shall each receive 45% of the net profits and Delta Group shall receive the remaining 10% of net profits.  Allocation of net profits shall be done on a quarterly basis by the managing affiliate, TNS.  Delta Group and American Charter and Marketing have the option to convert their net profit allocations into shares of common stock of TNS and Delta Group has the option at any time to convert any portion of the loan principal and interest into TNS shares of common stock at $0.25 per share.

Upon termination of the marketing association upon the expiration of the three year term, upon the election to terminate by all of the affiliates or upon 90 day prior notice from any of the affiliates.  Upon termination the property and assets of the association and such cash shall be allocated first to the payment of creditors of the association, for the reserves for contingent or unforeseen liabilities of the association as deemed necessary by TNS as the managing affiliate, then to the repayment of affiliates to the extent of loans made to the association, and finally to the payment of affiliates in respect of their interest in the capital and the profits and losses of the association.  If there are not sufficient funds at the time of the liquidation to repay in full the $300,000 loan from Delta Group plus accrued interest, TNS will be liable for the payment of any shortfall.

Results of Operations for the quarter ended March 31, 2010

During the three months ended March 31, 2010, we had a net loss of $(301,831) versus a $(149,582) net loss for the same period last year,  The increase in the net loss was attributable to an increase in marketing and promotional expenses, and accounting fees offset in part by a decrease in general and administrative expenses.  Our operating expenses increased from $150,465 for the three months ended March 31, 2009 to $259,196 for the three months ended March 31, 2010.  Total liabilities increased from $138,050 in the three months ended March 31, 2009 to $398,699 for the three months ended March 31, 2010.  This increase was primarily due to the origination of notes payable during the quarter in an aggregate face amount of $550,000 without discounts.

Revenues

We generated $24,898 in revenues for the three months ended March 31, 2010 as compared to no revenues for the same period last year.  Our cost of goods sold was $19,506 for the quarter resulting in a gross profit of $5,392.  Revenues have decreased from $27,745 for the quarter ended December 31, 2009 and $39,863 for the three months ended September 31, 2009.

Going Concern

Our independent auditors have included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of March 31, 2010, we did not have any employees.  Our Chief Executive Officer, Marvin S. Hausman, M.D. provides employee like services pursuant to a consulting arrangement.  As our operations expand, we anticipate the need to hire employees however, the exact number of employees that would be hired is not quantifiable at this time.

Liquidity and Capital Resources

As of March 31, 2010 we had cash of $266,279.  However, we incurred debts in an aggregate principal amount of $550,000 at various rates of interest during the quarter ended March 31, 2010 of which $150,000 plus 6% interest matures on December 31, 2010.  The rest of the debt matures as follows:  $100,000 plus interest at 6% , matures on December 31, 2011 and the unpaid balance of $300,000 plus interest at 5%, which is subject to the Profit Sharing Agreement described above under which the loan shall be repaid on a quarterly basis from net profits generated under the agreement, matures in March 2013.    Management believes it has sufficient funds to remain operational through June 2010.

We anticipate that we will continue to generate losses during the remainder of this fiscal year and therefore, unless we are able to raise capital through equity private placements we may be unable to continue operations in the future.  Additional working capital may also be sought through additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these.  The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.

There can be no assurance that additional debt or equity capital will be available to us.  We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

New Accounting Standards

Please see Note 2 of the Notes to Financial Statements in this quarterly report concerning new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K, Item 9A filed on April 15, 2010 still exist, and therefore our disclosure controls and procedures were not effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

As of the end of the quarter ended March 31, 2010, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and the discussion above in Part I, Item 2, under " Liquidity and Capital Resources.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2010, we entered into a consulting contract with Devin Andres.  As compensation for services under this contract we agreed to issue warrants to purchase up to 50,000 shares of common stock exercisable at $0.25 per share expiring five (5) years from the date of issuance.  Under this arrangement, a warrant to purchase up to 25,000 common shares are immediately exercisable upon execution of the contract, with the warrant to purchase an additional 12,500 shares exercisable at each December 31st for the next two (2) years.

On January 1, 2010, we entered into a consulting and endorsement contract with Wayne Channon.  As compensation for services under this contract we agreed to issue warrants to purchase up to 50,000 shares of common stock exercisable at $0.25 per share expiring five (5) years from the date of issuance.  Under this arrangement, a warrant to purchase up to 25,000 common shares are immediately exercisable upon execution of the contract, with the warrant to purchase an additional 12,500 shares exercisable at each December 31st for the next two (2) years.

On January 1, 2010, we entered into a consulting contract with Ryan Lentz.  As compensation for services under this contract we agreed to issue warrants to purchase up to 100,000 shares of common stock exercisable at $0.25 per share expiring five (5) years from the date of issuance.  Under this arrangement, a warrant to purchase up to 50,000 common shares are immediately exercisable upon execution of the contract, with the warrant to purchase an additional 25,000 shares exercisable at each December 31st for the next two (2) years.

On January 1, 2010, we entered into a consulting and endorsement contract with Will and Nicole Simpson.  As compensation for services under this contract we agreed to issue warrants to purchase up to 50,000 shares of common stock exercisable at $0.25 per share expiring five (5) years from the date of issuance.  Under this arrangement, a warrant to purchase up to 25,000 common shares are immediately exercisable upon execution of the contract, with the warrant to purchase an additional 12,500 shares exercisable at each December 31st for the next two (2) years.

On January 12, 2010, we issued a five year common stock purchase warrant to purchase 500,000 shares of common stock to Larry A. Johnson at an exercise price of $0.10 per share.  This warrant was issued in conjunction with a Promissory Note in the principal amount of $100,000 to Mr. Johnson.

On February 18, 2010, we issued a five year common stock purchase warrant to purchase 500,000 shares of common stock to Mark C. Wolf at an exercise price of $0.10 per share and another five year common stock purchase warrant to purchase 250,000 shares of common stock to Mark C. Wolf at an exercise price of $0.10 per share.  This warrant was issued in conjunction with two Promissory Notes, one in the principal amount of $100,000 and the other in the amount of $50,000 to Mr. Wolf.

In March 26, 2010 we entered into a Profit Sharing Agreement with American Charter and Marketing LLC and Delta Group Investments Limited under which we issued a three year warrant to purchase 600,000 shares of common stock at an exercise price of $0.15 per share to Delta Group Investments Limited.  The warrant was issued in conjunction with a Promissory Note in the principal amount of $300,000 to Delta Group Investments Limited.

With regard to the issuances of warrants disclosed above, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale.

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

Total Nutraceutical Solutions, Inc.

May 20, 2010	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)