Form 10-Q
period 2010-06-30
Total Nutraceutical Solutions, Inc.
filed 2010-08-20
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010.

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

On August 20, 2010, 52,012,470 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Total Nutraceutical Solutions, Inc.

June 30, 2010 and 2009

Index to Consolidated Financial Statements

Contents

Page(s)

Consolidated Balance Sheets at June 30, 2010 (Unaudited) and December 31, 2009

4

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

5

Consolidated Statement of Stockholders’ Equity for the Interim Period Ended June 30, 2010 (Unaudited)

6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)

7

Notes to the Consolidated Financial Statements (Unaudited)

8-18

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$109,655	$48,141
Accounts receivable	46,017	3,362
Inventory	354,258	342,253
Prepaid expenses	50,866	31,418
Current maturities of lease receivable	12,726	11,328
Notes receivable - related party	62,185	-
Other current assets	882	-
Total Current Assets	636,589	436,502

Property and Equipment
Property and equipment	38,328	20,712
Accumulated depreciation	(4,514)	(2,290)
Property and Equipment, net	33,814	18,422

Patents acquired and patents pending	62,242	35,984
Lease receivable, net of current maturities	6,523	12,237

Total Assets	$739,168	$503,145

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$129,045	$111,347
Accounts payable - officer	53,979	10,000
Note payable, net of discount	48,718	-
Note payable	4,231	16,703
Total Current Liabilities	235,973	138,050

Long Term Liabilities:
Convertible notes payable - related party, net of discount	12,500	-
Convertible notes payable, net of discount	187,000	-
Total Long Term Liabilities	199,500	-

Total Liabilities	435,473	138,050

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 70,000,000 shares authorized,
52,012,470 shares issued and outstanding	52,013	52,013
Additional paid-in capital	1,576,539	1,148,009
Deferred compensation	(16,905)	(20,303)
Accumulated deficit	(1,307,952)	(814,624)
Total Stockholders' Equity	303,695	365,095

Total Liabilities and Stockholders' Equity	$739,168	$503,145

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$174,134	$-	$199,032	$-

COST OF GOODS SOLD	64,193	-	83,699	-

GROSS PROFIT	109,941	-	115,333	-

OPERATING EXPENSES
Advertising and promotion	127,045	4,360	143,867	15,755
Sales commissions	6,400	-	16,365	-
Professional fees	27,638	12,400	63,080	33,991
Consulting fees	37,986	38,435	84,228	96,507
Consulting fee - officer	30,000	-	60,000	-
General and administrative	74,517	31,982	125,606	91,389

Total Operating Expenses	303,586	87,177	493,146	237,642

LOSS FROM OPERATIONS	(193,645)	(87,177)	(377,813)	(237,642)

OTHER (INCOME) EXPENSES
Interest income	(376)	(1,307)	(653)	(1,307)
Interest expense	73,252	-	116,168	-
Other income	-	-	-	(883)

Total Other (Income) Expense	72,876	(1,307)	115,515	(2,190)

LOSS BEFORE TAXES	(266,521)	(85,870)	(493,328)	(235,452)

INCOME TAXES	-	-	-	-

NET LOSS	$(266,521)	$(85,870)	$(493,328)	$(235,452)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted common shares outstanding
- basic and diluted	52,012,470	50,853,803	52,012,470	50,447,230

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE INTERIM PERIOD ENDED JUNE 30, 2010
(UNAUDITED)

	Common		Additional			Total
	Stock	Par	Paid	Deferred	Accumulated	Stockholders'
	Shares	Value	In Capital	Compensation	Deficit	Equity

Balance - December 31, 2008	49,673,750	$49,674	$510,776	$-	$(120,170)	$440,280

Shares issued for cash in February 2009,
net of offering costs of $15,000	600,000	600	104,430			105,030
Warrants issued in connection with the
sale of common shares in February 2009			29,970			29,970
Issuance of warrants for future services in February 2009			8,360	(8,360)		-
Issuance of warrants for future services in April 2009			8,530	(8,530)		-
Shares issued for agreement in March 2009	720	1	179			180
Shares issued for cash in June 2009,
net of offering costs of $47,068	1,638,000	1,638	265,112			266,750
Warrants issued in connection with the
sale of common shares in June 2009			95,682			95,682
Issuance of warrants for future services in July 2009			21,250	(21,250)		-
Issuance of warrants for future services in September 2009			4,250	(4,250)		-
Shares issued for cash in September 2009	100,000	100	24,900			25,000
Warrants issued for future services in October 2009			9,570	(9,570)		-
Warrants issued for future services in December 2009			15,000	(7,500)		7,500
Issuance of warrants in connection
with convertible note payable in December 2009			22,200			22,200
Beneficial conversion feature in connection
with convertible note payable in December 2009			27,800			27,800
Amortization of deferred compensation				39,157		39,157
Net loss					(694,454)	(694,454)

Balance - December 31, 2009	52,012,470	52,013	1,148,009	(20,303)	(814,624)	365,095

Issuance of warrants in connection with short-term
convertible note payable issued in January 2010			49,200			49,200
Beneficial conversion feature in connection with short-term
convertible note payable issued in January 2010			50,800			50,800
Issuance of warrants in connection with
convertible note payable issued in February 2010			74,550			74,550
Beneficial conversion feature in connection with
convertible note payable issued in February 2010			75,450			75,450
Issuance of warrants in connection with
convertible note payable issued in March 2010			78,000			78,000
Beneficial conversion feature in connection with
convertible note payable issued in March 2010			78,000			78,000
Issuance of warrants for future services in January			18,750	(18,750)		-
Amortization of deferred compensation in 1st quarter				13,741		13,741
Issuance of warrants for future services in June			3,780	(3,780)
Amortization of deferred compensation in 2nd quarter				12,187		12,187
Net loss					(493,328)	(493,328)

Balance - June 30, 2010	52,012,470	$52,013	$1,576,539	$(16,905)	$(1,307,952)	$303,695

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(493,328)	$(235,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,224	343
Amortization of discount on short-term convertible note payable	48,718	-
Amortization of discount on convertible notes payable - related parties	12,500	-
Amortization of discount on convertible notes payable	43,000	-
Stock-based compensation	25,928	6,125
Changes in operating assets and liabilities:
Accounts receivable	(42,655)	-
Inventory	(12,005)	(10,500)
Prepaid expenses	(19,448)	13,925
Other current assets	(882)	(1,692)
Accounts payable	17,698	23,060
Related party payable	43,979	-

NET CASH USED IN OPERATING ACTIVITIES	(374,271)	(204,191)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	(62,185)	(135,000)
Purchase of furniture and equipment	(17,616)	(3,960)
Patents acquired and patents pending	(26,258)	-
Lease receivable	9,036	(26,835)
Payment of lease receivable	(4,720)	-

NET CASH USED IN INVESTING ACTIVITIES	(101,743)	(165,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	100,000	-
Repayment of note payable	(12,472)	(12,335)
Proceeds from convertible notes payable	450,000	-
Payable to related party	-	(14,058)
Proceeds from sale of common stock, net of offering cost	-	497,612

NET CASH PROVIDED BY FINANCING ACTIVITIES	537,528	471,219

NET CHANGE IN CASH	61,514	101,233

Cash at beginning of period	48,141	273,171
Cash at end of period	$109,655	$374,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$575	$383
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING
AND INVESTING ACTIVITIED:
Warrants issued for future services	$22,530	$-

See accompanying notes to the financial statements.

 Total Nutraceutical Solutions, Inc.

June 30, 2010 and 2009

Notes to the Consolidated Financial Statements

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  Allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  The allowance for doubtful accounts was zero at June 30, 2010 and December 31, 2009.  Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company does not have any off-balance-sheet credit exposure to its customers.

Inventory

The Company values its inventory, consisting of purchased raw materials and finished goods, at the lower of cost or market.  Cost is determined on the First-in and First-out (“FIFO”) method.  The Company regularly reviews its inventory on hand and, when necessary, records a provision for excess or obsolete inventory based primarily on current selling price.  The Company determined that there was no inventory obsolescence as of June 30, 2010 or December 31, 2009.

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

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, patents acquired and patents pending are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2010 or December 31, 2009.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued officer’s compensation, approximate their fair values because of the short maturity of these instruments.  The Company’s lease receivable, note payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2010 and December 31, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 or December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended June 30, 2010 or 2009.

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

Collaborative arrangement – profit sharing agreement

The Company adopted subtopic 808-10 of the FASB Accounting Standards Codification which applies to participants in collaborative arrangements that are conducted without the creation of a separate legal entity for the arrangement. The scope of this Issue does not include arrangements for which the accounting is specifically addressed within the scope of other authoritative accounting literature. To the extent that an arrangement is within the scope of other authoritative accounting literature, the arrangement should be accounted for in accordance with the relevant provisions of that literature rather than the guidance in this Issue. The scope of this Issue is not limited to specific industries, such as the biotechnology and pharmaceutical industries or arrangements that involve intellectual property. This Issue does not address recognition matters related to these arrangements, such as determining the appropriate units of accounting, the appropriate recognition requirements for a given unit of accounting, or when the recognition criteria are met. Since, the participants in the arrangement with TNS, Direct Marketing Affiliates Project (DMAP), with American Charter & Marketing LLC (ACM) and Delta Group Investments Limited (DGI) operate without a separate entity, TNS should recognize its proportional share of DMAP’s statement of operations provided that all participants share proportional risk and rewards, however, in its DMAP arrangement, DGI's loan was guaranteed by TNS and ACM's risk is its sales people's time only and its incremental cost is insignificant and TNS has all the risk when DMAP incurs net losses from operations and should consolidate 100% of DMAP operations without reclassifying the noncontrolling interest holders proportional shares in the net loss from DMAP operations as the other two (2) participants did not contribute any capital to DMAP.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim periods ended June 30, 2010 and 2009 as they were anti-dilutive.

	Weighted average number of potentially outstanding dilutive shares

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009

Warrants issued, exercisable and outstanding in connection with the sale of common stock from August 2008 through October 2008	2,650,000	2,650,000	2,650,000	2,650,000

Warrants issued, exercisable and outstanding in connection with the sale of common stock on February 3, 2009	660,000	660,000	660,000	660,000

Warrants issued, exercisable and outstanding as compensation on February 3, 2009	50,000	50,000	50,000	50,000

Warrants issued, exercisable and outstanding as compensation on April 1, 2009	50,000	50,000	50,000	50,000

Warrants issued, exercisable and outstanding in connection with the sale of common stock June 9, 2009	1,801,800	1,801,800	1,801,800	1,801,800

Warrants issued, exercisable and outstanding as compensation from June 2009 to September 2009	150,000	-	150,000	-

Warrants issued, exercisable and outstanding as compensation from October 1, 2009, to December 31, 2009	169,000	-	169,000	-

Convertible notes payable issued on December 30, 2009 maturing on December 31, 2011 with 6.0% interest per annum, convertible to common shares at $.20 per share	250,000	-	250,000	-

Warrants issued, exercisable and outstanding in connection with the issuance of Convertible notes payable on December 30, 2009	250,000	-	250,000	-

Warrants issued, exercisable and outstanding as compensation on January 1, 2010	125,000	-	125,000	-

Convertible notes payable issued on January 12, 2010, February 18, 2010 and March 26, 2010, convertible to common shares	2,450,000	-	2,450,000	-

Warrants issued, exercisable and outstanding in connection with the issuance of Convertible notes payable on January 12, 2010, February 18, 2010 and March 31, 2010	1,850,000	-	1,850,000	-

Interests accrued on convertible notes payable, convertible to common shares	53,424	-	53,424	-

Warrants issued, exercisable and outstanding as compensation from April 2010 to June 2010	27,000	-	27,000	-

Total potentially outstanding dilutive shares	10,536,224	5,211,800	10,536,224	5,211,800

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $1,307,952 at June 30, 2010 and had a net loss and cash used in operations of $493,328 and $374,271 at June 30, 2010, respectively.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – INVENTORIES

Inventories at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Raw materials	$297,274	$321,229
Finished goods	56,984	21,024
	$354,258	$342,253

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation at June 30, 2010 and December 31, 2009 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2010	December 31, 2009
Office equipment	3	$9,364	$5,261
Production equipment	3 to 5	28,964	15,451
		38,328	20,712
Less accumulated depreciation		(4,514)	(2,290)
		$33,814	$18,422

NOTE 5 – NOTE PAYABLE

Note payable at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
On November 12, 2009 the Company entered into a short term financing agreement of $18,750 for Director’s and Officer’s Insurance. Repayment is to be paid over nine (9) months, at interest of 5.25% per annum.	4,231	16,703

	$4,231	$16,703

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On January 12, 2010, the Company entered into a 6% convertible note payable of $100,000 (“Convertible Note”) with Larry Johnson (the “Payee”) maturing on December 31, 2010. The Payee has the option to convert the outstanding note and interest due to Company restricted common shares at $.20 per share at any time prior to December 31, 2010. In connection with the issuance of the Convertible Note, the Company granted the Payee a warrant to purchase 500,000 common shares exercisable at $0.10 per share expiring five (5) year from the date of issuance.

The relative fair value of the warrant granted, estimated on the date of grant, was $49,200, which was recorded as a discount to the short-term convertible note using the Black-Scholes option-pricing model with the following assumptions:

Expected option life (year)	5.00
Expected volatility	72.67%
Risk-free interest rate	2.49%
Dividend yield	0.00%

After allocating the $49,200, portion of the proceeds to the warrant, the effective conversion price of the short-term convertible note payable was lower than the market price at the date of issuance and per calculation the remaining balance of the net proceeds of $50,800 was allocated to a beneficial conversion feature. The company credited $50,800 to additional paid-in capital and debited the same amount to the discount to the short-term convertible note payable.

Convertible note payable at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Convertible note payable

Face amount of convertible note payable	$100,000	$-

Discount representing (i) the relative fair value of the warrants issued in connection with the issuance of the short-term convertible note and (ii) the beneficial conversion feature	(100,000)	-

Accumulated amortization of discount	48,718	-

	$48,718	$-

NOTE 7 – CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On December 30, 2009, the Company entered into two (2) 6% convertible notes payable of $25,000 each, or $50,000 in aggregate (“Convertible Notes”) with (i) Marvin Hausman, M.D., Chief Executive Officer, Director and Stockholder of the Company and (ii) Philip Sobol, a Director of the Company (the “Payees”) maturing on December 31, 2011. Convertible Notes, at the discretion of the Payees, is due and payable in the event that the Company completes a capital fund raising of any amount greater than $250,000.  If the Company completes such a capital fund raising, the Payees shall have 30 days from the close of the fundraising to exercise their right to convert their debt to equity in the form of restricted common stock.  The Payees have the option to convert the outstanding notes and interest due into Company restricted common shares at $.20 per share at any time after the fundraising but prior to December 31, 2011. In connection with the issuance of Convertible Notes, the Company granted the Payees warrants to purchase 250,000 common shares exercisable at $0.10 per share expiring five (5) year from the date of issuance.

The relative fair value of these warrants granted, estimated on the date of grant, was $22,200, which was originally recorded as a discount to convertible notes payable, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5.00
Expected volatility	80.52%
Risk-free interest rate	2.69%
Dividend yield	0.00%

After allocating the $22,200, portion of the proceeds to the warrants, the effective conversion price of the convertible notes payable was lower than the market price at the date of issuance and therefore the remaining balance of the net proceeds of $27,800 has been assigned as a beneficial conversion feature of $27,800 which was recorded by crediting $27,800 to additional paid-in capital and debiting the same amount to the discount to the convertible notes payable.

Convertible notes payable – related parties at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Convertible note payable – related parties

Face amount of the Convertible note payable – related parties, originated on December 30, 2009, with interest at 6.00% per annum, with principal and interest due December 31, 2011.	$50,000	$50,000

Discount representing (i) the relative fair value of the warrants issued of $22,200 and (ii) the beneficial conversion feature of $27,800	(50,000)	(50,000)

Accumulated amortization of discount	12,500	-

	$12,500	$-

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On March 26, 2010, the Company entered into a 5% convertible note payable of $300,000 (“Convertible Note”) with Delta Group Investments Limited (the “Payee”) maturing on March 26, 2013. The Payee has the option to convert the outstanding note into Company restricted common shares at $.25 per share at any time prior to payment in full of the principal balance of the Convertible Note. The Convertible Note is callable at the option of the Company at the rate of $.25 per share, if the stock closes at $1.00 per share or higher for thirty (30) consecutive trading days. In connection with the issuance of the Convertible Note, the Company granted the Payee warrants to purchase 600,000 common shares exercisable at $0.15 per share expiring three (3) years from the date of issuance.

The relative fair value of these warrants granted, estimated on the date of grant, was $78,000, which was recorded as a discount to the convertible note payable, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	3.00
Expected volatility	67.63%
Risk-free interest rate	1.64%
Dividend yield	0.00%

After allocating the $78,000, portion of the proceeds to the warrants, an additional $78,000 was allocated to a beneficial conversion feature by crediting additional $78,000 to additional paid-in capital and debiting the same amount to the discount to the convertible notes payable.

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

The relative fair value of these warrants granted, estimated on the date of grant, was $74,550, which was recorded as a discount to convertible notes payable, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

Convertible notes payable at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Convertible notes payable

Face amount of convertible notes payable	$450,000	$-

Discount representing (i) the relative fair value of the warrants issued and (ii) the beneficial conversion features	(306,000)	-

Accumulated amortization of discount on convertible notes payable	43,000	-

	$187,000	$-

NOTE 9 – RELATED PARTY TRANSACTIONS

Consulting services from Chairman and CEO

Consulting services provided by and compensation to the Chairman and CEO were $30,000 and $60,000 and $0 and $0 for the three months and six months ended June 30, 2010 and 2009, respectively.

Due to and due from Related Parties

The Company transferred the $300,000 borrowed from Delta Group Investments Limited (see Note 8) to the Direct Marketing Affiliates Program.

The Company loaned $62,500 to one of the principals of American Charter Marketing.  The funds were transferred from the Direct Marketing Affiliates Program.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Collaborative arrangement - profit sharing agreement

On March 26, 2010 the Company entered into a Profit Sharing Agreement or Direct Marketing Affiliates Project (DMAP) with American Charter & Marketing LLC (ACM) and Delta Group Investments Limited (DGI) (jointly, referred to as Participants), with the primary focus of undertaking a direct mail marketing campaign designed to sell Nutraceutical products developed and manufactured by the Company.  The participants agreed that the Company will act as Managing Affiliate.  DGI will provide $300,000 in the form of a loan, as starting capital for the project (see Note 8).   Net profit, if any will be allocated to the participants of DMAP as follows:

	TNS	DGI	ACM	Repayment of $300,000 Loan (principal and interest )
Until $300K principal and interest has been repaid to DGI	25%	25%	25%	25%
After $300K note is repaid till DGI has received another $300K	33.3%	33.4%	33.3%
There after	45%	10%	45%

Allocation of net profits shall be done on a quarterly basis by TNS, the managing affiliate. DGI and ACM have the option to convert their net profit allocations into shares of common stock of TNS and DGI has the option at any time to convert any portion of the loan principal and interest into TNS shares of common stock at $0.25 per share.

The DMAP can be terminated upon the expiration of the three (3) year term, upon the election to terminate by all of the affiliates or upon 90 day prior notice from any of the affiliates.  Upon termination the property and assets of the association and such cash shall be allocated first to the payment of creditors of the DMAP, for the reserves for contingent or unforeseen liabilities of the association as deemed necessary by TNS as the managing affiliate, then to the repayment of affiliates to the extent of loans made to the DMAP, and finally to the payment of affiliates in respect of their interest in the capital and the profits and losses of the DMAP.  If there are not sufficient funds at the time of the liquidation to repay in full the $300,000 loan from Delta Group plus accrued interest, TNS will be liable for the payment of any shortfall.

The DMAP project is to be in effect for three (3) years from date of execution or when any affiliate gives termination notice.  The DMAP agreement contains an option to convert profits into shares of restricted common stock.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Overview of Current Operations

Total Nutraceutical Solutions is an emerging nutraceutical company with a focus on discovering, formulating and marketing products composed primarily of organic natural mushrooms that contain bioactive nutrients for potential health benefits.  Mushroom dietary supplements have the nutritional potential to provide multiple health benefits for humans, including providing antioxidants, reducing inflammation, nutritionally supporting cellular and immune system function, promoting healthy joints, increasing stamina, and reducing stress and anxiety.  We develop production and analytic technologies for food and nutritional supplements composed primarily of mushrooms.  In addition to preventative healthcare formulations and nutritional approaches to a wide variety of human conditions and illnesses, we also develop and acquire nutritional tools and products in the fields of animal husbandry and livestock feeds.

We have developed mushroom based nutraceutical dietary supplement products that are made entirely of naturally occurring dietary substances which are manufactured under contract by a third party, Columbia Nutritional Services, Inc..  We currently market three  natural organic nutraceutical mushroom dietary supplement products, ImmuSANO and GlucoSANO for human consumption and EquiSANO for the equine market.  These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.  During the quarter ending June 30, 2010 we initiated sales of a new nutricosmetic product, Gröh which has been designed to nutritionally support  hair follicles and  nail beds.

We market our products directly to the consumer utilizing network marketing programs, including our Direct Marketing Affiliates Project described below, direct mail order, internet marketing, and commission sales people.  We sell directly to consumers our own proprietary formulations of over the counter mushroom based nutraceutical and nutricosmetic products produced by an outside contract manufacturer.

In March 2010 we entered into a Profit Sharing Agreement with American Charter Marketing , Inc. (ACM) and Delta Group Investments Limited under which we agreed to form an association referred to as the Direct Marketing Affiliates Project (DMAP).  Pursuant to the agreement the parties agree to work together to undertake a direct mail campaign designed to sell certain TNS nutraceutical products for a period of three years, with the day to day management and control of business operations of the association being vested in TNS as the managing affiliate.

One of the affiliates, Delta Group Investments Limited made an initial contribution to the association in the form of a $300,000 loan with interest at 5% per annum.  This loan shall be repaid by the association through allocation of 25% of net profits from the marketing and sale of new TNS nutraceutical products going to repayment of the loan and 25% of net profits going to each affiliate of the association.  Once Delta Group has been repaid the loan with interest, the percentage of allocation shall be shifted so that TNS, ACM and Delta Group shall receive equal shares of net profits. Once Delta Group has been repaid the loan with interest and in addition has received $300,000 in net profit allocations, the percentage of allocation shall be shifted so that TNS and ACM shall each receive 45% of the net profits and Delta Group shall receive the remaining 10% of net profits.  Allocation of net profits shall be done on a quarterly basis by the managing affiliate, TNS.  Delta Group and ACM have the option to convert their net profit allocations into shares of common stock of TNS and Delta Group has the option at any time to convert any portion of the loan principal and interest into TNS shares of common stock at $0.25 per share.

The marketing association can be terminated upon the expiration of the three year term, upon the election to terminate by all of the affiliates or upon 90 day prior notice from any of the affiliates.  Upon termination the property and assets of the association and such cash shall be allocated first to the payment of creditors of the association, for the reserves for contingent or unforeseen liabilities of the association as deemed necessary by TNS as the managing affiliate, then to the repayment of affiliates to the extent of loans made to the association, and finally to the payment of affiliates in respect of their interest in the capital and the profits and losses of the association.  If there are not sufficient funds at the time of the liquidation to repay in full the $300,000 loan from Delta Group plus accrued interest, TNS will be liable for the payment of any shortfall.

Results of Operations for the quarter ended June 30, 2010

Our financial statements are now consolidated to include the financial results of the DMAP or Direct Marketing Affiliates Project described above.  During the six months ended June 30, 2010, we had a net loss of $(493,328) versus a $(235,452) net loss for the same period last year,  the increase in the net loss was attributable to an increase in marketing and promotional expenses, and consulting fees as we continue to grow our business. Our total operating expenses increased from $87,177 for the six months ended June 30, 2009 to $303,586 for the three months ended June 30, 2010.  Total liabilities increased from $138,050 on December 31, 2009 to $435,473 on June 30, 2010.  This increase was primarily due to the origination of notes payable during the first quarter in an aggregate face amount of $550,000 without discounts.

Revenues

We generated $174,134 in total revenues for the three months ended June 30, 2010 as compared to no revenues for the same period last year.  Our cost of goods sold was $64,193 for the quarter resulting in a gross profit of $109,941.  Revenues have increased from $24,898 for the quarter ended March 31, 2010, an increase of 600%.

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

Significant changes in the number of employees

As of June 30, 2010, we did not have any employees.  Our Chief Executive Officer, Marvin S. Hausman, M.D. provides employee like services pursuant to a consulting arrangement.  As our operations expand, we anticipate the need to hire employees however, the exact number of employees that would be hired is not quantifiable at this time.

Liquidity and Capital Resources

As of June 30, 2010 we had cash of $109,655 compared to cash of $266,279 as of March 31, 2010 and $48,141 as of December 31, 2009.  We incurred debts in an aggregate principal amount of $550,000 at various rates of interest during the quarter ended March 31, 2010 of which $150,000 plus 6% interest matures on December 31, 2010.  The rest of the debt matures as follows:  $100,000 plus interest at 6% matures on December 31, 2011 and the unpaid balance of $300,000 plus interest at 5%.  The proceeds from this $300,000 convertible promissory note with Delta Group was transferred to the Direct Marketing Affiliates Project and is subject to the Profit Sharing Agreement described above under which the loan shall be repaid on a quarterly basis from net profits generated under the agreement.  The promissory note matures in March 2013.  If there are not sufficient funds at the time of the liquidation of the Direct Marketing Affiliates Project to repay in full the $300,000 loan from Delta Group plus accrued interest, TNS will be liable for the payment of any shortfall.  TNS loaned $50,000 at 6% interest per annum on January 15, 2010 to Gary Ballen and American Charter Marketing, Inc., one of the affiliates of the Direct Marketing Affiliates Project, which promissory note matures on September 30, 2010.  On February 25, 2010, TNS also loaned an additional $12,500 to Gary Ballen and American Charter Marketing, Inc also at interest of 6% per annum with the promissory note maturing on June 30, 2010.  To date this second promissory note has not been repaid, but the management is confident that it will be repaid within the next two months.  Given that our CEO Dr. Hausman has been accruing his monthly consulting fee since June 2010 and other consultants to the company are similarly accruing their consulting fees, allowing us to conserve our operating cash. Management believes it has sufficient funds to remain operational through September 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K, Item 9A filed on April 15, 2010 still exist, and therefore our disclosure controls and procedures were not effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

As of the end of the quarter ended June 30, 2010, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Total Nutraceutical Solutions, Inc.

August 20, 2010	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)