Form 10-K/A
period 2009-12-31
Total Nutraceutical Solutions, Inc.
filed 2010-10-19
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

Number of shares outstanding of the issuer’s common stock as of April 12, 2009: 52,012,470 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Form 10-K, Amendment No. 1 is being filed to correct certain executive compensation information for Marvin. S. Hausman, M.D. in the Summary Compensation Table in Item 11 Executive Compensation.

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

Research Agreements and Sponsored Research on the Nutritional Value of Mushrooms

Marvin S. Hausman, M.D., our CEO and Chairman of the Board, beginning in 2006, through Northwest Medical Research Partners Inc., which is controlled by Dr. Hausman, developed certain intellectual property pursuant to research agreements with Pennsylvania State University dated May 1, 2006 and May 20, 2006.  These research endeavors resulted in the filing of US Patent Application Serial Number 11/686,033 entitled “Phytonutrient Compositions from Mushrooms or Filamentous Fungi and Methods of Use” filed March 14, 2007 and US Patent Application Serial Number 61/047,268 entitled Methods and Compositions for Improving the Nutritional Content of Mushrooms and Fungi” filed April 23, 2008.,  We have an exclusive option to license theses  two patent applications based on an Exclusive Option Agreement with Penn State dated May 1, 2006 which was assigned from Northwest Medical Research Partners to our predecessor corporation on July 31, 2008.  Under this Assignment and Assumption Agreement we acquired from Northwest Medical Research Partners Inc., in exchange for 3,500,000 shares of common unregistered restricted stock, and we have assumed the obligations of Northwest Medical Research Partners Inc. to maintain the patent prosecution and perform preclinical and clinical research associated with the intellectual property and has an option to license from Pennsylvania State University the technologies associated with the intellectual property.

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

This research resulted in the filing of a patent application entitled “Methods of Use and Rapid Generation of Vitamin D2 from Mushrooms and Fungi Using Pulsed UV-light.”  In November 2008, we acquired an exclusive option to license from The Penn State Research Foundation to this patent application and we are currently negotiating a license agreement concerning this patent application.

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

Patent Applications

The following patent applications were assigned to Total Nutraceutical Solutions by our President and CEO, Marvin S. Hausman, M.D. in November 2009.

US patent application No. 61/277,150 filed September 21, 2009 entitled “Vitamin Fortified Mushrooms and Fungi for Increasing Survivability and Longevity” Assigned by Marvin S. Hausman to TNS on November 17, 2009.

US Patent application Serial number 61/280,578 filed November 5, 2009 entitled “Vitamin Fortified Mushrooms and Fungi for Increasing Resistance to Oxidative Stress” Assigned by Marvin S. Hausman to TNS on November 10, 2009.

PCT/US 2008/056234 Serial number 12/529,859 entitled “Use of Ergothioneine as a Preservative in Foods and Beverages” inventors Beelman, R.B. and M. Hausman. Assigned to TNS on November 10, 2009 by Hausman, Beelman, and Sobol.

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

US Patent Application Serial Number 11/686,033 entitled “Phytonutrient Compositions from Mushrooms or Filamentous Fungi and Methods of Use” filed March 14, 2007

US Patent Application Serial Number 61/047,268 entitled Methods and Compositions for Improving the Nutritional Content of Mushrooms and Fungi” filed April 23, 2008,

We also have an exclusive option to license a patent application based on an Exclusive Option Agreement with Penn State dated November 6, 2008 concerning a patent application entitled “Rapid Generation of Vitamin D2 from Mushrooms and Fungi Using Pulsed UV-Light.”  We are currently in negotiations with Penn State concerning the licensing of this patent application.

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

Total Nutraceutical Solutions, Inc.

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

Total Nutraceutical Solutions, Inc.

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

Discount on convertible notes payable

On December 30, 2009, the Company issued convertible notes payable of $50,000, convertible to common shares at $0.20 per share, and a warrant to purchase 250,000 shares of the Company’s common stock exercisable at $0.10 per share.  In accordance with subtopic 470-20 of the FASB Accounting Standards Codification (“Subtopic 470-20”) “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated the proceeds received between the convertible notes payable and the warrants. The resulting discount from the face amount of the convertible notes payable is being amortized using the effective interest method over the life of the debt instruments.  After allocating a portion of the proceeds to the warrants, the effective conversion price of the convertible notes payable was lower than the market price at the date of issuance and therefore a beneficial conversion feature was recorded as a discount to the convertible notes payable which is being amortized using the effective interest method over the life of the debt instruments.

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

CONTINUED FREOM PREVIOUS PAGE:

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

On February 3, 2009, the Company entered into a strategic planning consulting agreement with Mark Budzinski.  As compensation for his services the Company agrees to issue him warrants to purchase up to 200,000 shares of the Company’s common stock exercisable at $0.25 per share expiring five (5) years from the date of issuance.  Under this consulting agreement, part of the warrant to purchase up to 50,000 common shares are immediately exercisable upon execution of the contract, with an additional 50,000 shares exercisable at each December 31st for the next three (3) years.  The Company valued the warrant to purchase 100,000 common shares as deferred compensation valued at $15,860 and amortized $15,860 at December 31, 2009 (see NOTE 11).  Mark Budzinski resigned his position with the Company effective December 31, 2009 and therefore forfeited the warrant to purchase the remaining 100,000 common shares under his initial contract.

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

On April 1, 2009, the Company entered into a consulting contract with Mike Erickson.  As compensation for his services the Company agrees to issue him a warrant to purchase up to 200,000 shares of common stock exercisable at $0.25 per share expiring three (3) years from the date of issuance.  Under this arrangement, the warrant to purchase up to 50,000 shares are immediately exercisable upon execution of the contract, with the warrant to purchase an additional 50,000 shares exercisable at each December 31st for the next three (3) years.  The Company valued the warrant to purchase 50,000 common shares as deferred compensation valued at $8,530 and amortized $6,975 at December 31, 2009 (see NOTE 11).

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

On July 23, 2009, the Company entered into a marketing consulting contract with Krishna Moorthi Bhat.  As compensation for services under this contract the Company agrees to issue a warrant to purchase up to 50,000 shares of common stock at an exercise price of $0.25 per share expiring five (5) years from the date of issuance.  Under this arrangement, the warrant to purchase up to 25,000 shares are immediately exercisable upon execution of the contract, with the warrant to purchase an additional 12,500 shares exercisable at each July 31st for the next two (2) years.  The contract was executed on July 30, 2009.  The Company valued the warrants to purchase 25,000 common shares issued as deferred compensation valued at $4,250 and amortized $1,932 at December 31, 2009 (see NOTE 11).

On July 26, 2009, the Company entered into a marketing consulting contract with Kumar Sambamurti.  As compensation for services under this contract the Company agrees to issue the warrants to purchase up to 50,000 shares of common stock at an exercise price of $0.25 per share expiring five (5) years from the date of issuance.  Under this arrangement, the warrant to purchase up to 25,000 commons shares are immediately exercisable upon execution of the contract, warrant to purchase an additional 12,500 shares exercisable at each July 31st for the next two (2) years.  The contract was executed on September 3, 2009.  The Company valued the warrants to purchase 25,000 common shares issued as deferred compensation valued at $4,250 and amortized $1,700 at December 31, 2009 (see NOTE 11).

On September 21, 2009 the Company signed a consulting agreement with Mary Phelps for her services.  As compensation for the Consultant’s services under this Agreement, TNS agrees to pay a monthly retainer of $1,000 for a three (3) month trial period, regardless of sales volume.  In the event the sales of EquiSano exceed $10,000 per month, the retainer will be increased to $2,000 per month.  After the initial 90 day trial period, TNS reserves the right to terminate the retainer if sales of product do not exceed $5,000 per month and convert to a commission whereby the Consultant will be paid 15% of all gross sales of EquiSano from individuals identified as customers of Consultant.  In the event the Consultant and TNS agree to continue cooperation at the end of the 90 trial period, TNS will issue to the Consultant warrants to purchase up to 50,000 shares of Restricted Common Stock of TNS exercisable at $.25 per share expiring three (3) years from the date of issuance.  The warrants shall become exercisable as follows: the warrant shall (i) be immediately exercisable for up to 10,000 shares, (ii) become exercisable on November 1, 2010 for up to an additional 10,000 shares, (iii) become exercisable on November 1, 2011 for up to an additional 15,000 shares, (iv) become exercisable for an additional 15,000 shares on November 1, 2012. The contract was fully executed on October 21 2009. At December 31, 2009, no warrants were issued under this contract as it is still within its initial 90 day trial period, however, the Company issued a warrant to purchase 10,000 common shares on January 10, 2010, with warrants to purchase an additional 10,000 exercisable at November 1, 2010 and 15,000 exercisable at each November 1st for the subsequent two (2) years.

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

When we have sufficient capital resources we will hire new executive officers, including a Chief Accounting and Financial Officer to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function.  On August 28, 2008, we appointed outside directors to our board of directors who will appoint an audit committee when sufficient funds are available to us.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report one executive officer and one director were not current in their 16(a) reports.  Philip Sobol failed to timely report the acquisition by the Philip and Debra Sobol Trust of shares and five year warrants to purchase shares on August 4, 2008, Elliot Shelton failed to timely report the acquisition of shares and five year warrants to purchase shares on August 11, 2008.  Marvin S. Hausman, M.D. failed to timely report his acquisition of five year warrants on December 30, 2009.  Philip Sobol failed to timely report his acquisition of five year warrants on December 30, 2009.

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

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Marvin Hausman CEO, Dir.	2009	0	0	0	0	0	0	(1)199,118	199,118
	2008	0	0	0	0	0	0	(2)45,387	45,387

(1) All other compensation for 2009 includes:  payment to Marvin Hausman, M.D., of $46,118 in reimbursement for travel expenses, $33,000 to cover office expenses and $120,000 for consulting services pursuant to a consulting arrangement under which Dr. Hausman is being paid $10,000 per month plus reimbursement for reasonable travel expenses.

(2) All Other Compensation for 2008 includes:  payment to Marvin Hausman, M.D., of $22,387 in reimbursement for travel expenses, $3,000 to cover office expenses and $20,000,000 for consulting services.

We do not have an employment agreement with Marvin S. Hausman, M.D., our Named Executive Officer, however we do have a consulting arrangement beginning November 2008 with Dr. Hausman under which he is paid $10,000 per month for his services and is reimbursed for reasonable travel expenses.  The unsigned term sheet which served the basis for Dr. Hausman’s consulting arrangement with TNS is filed as exhibit 10.11 to this Form 10-K/A.  We do not maintain key-man life insurance for any our executive officers/directors.  We do not have any long-term compensation plans.

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

Item 14. Principal Accountant Fees and Services.

Moore & Associates, Chartered Accountants served as our principal independent public accountants for the fiscal years ending December 31, 2008 and July 31, 2007.   Li & Company, PC, has served as our principal independent public accountants for the fiscal year ending December 31, 2009.  Aggregate fees billed to us for the years ended December 31, 2009 and 2008 by Li & Company and Moore and Associates Chartered, respectively, were as follows:

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)

1.  Financial Statements

The financial statements schedules listed below are filed in Item 8 of Part II of this Form 10-K above:

Balance Sheets at December 31, 2009 and December 31, 2008	24
Statements of Operations for the Year ended December 31, 2009 and for the Transition Period from August 1, 2008 through December 31, 2008	25
Statement of Stockholders’ Equity for the Year ended December 31, 2009 and for the Transition Period from August 1, 2008 through December 31, 2008	26
Statements of Cash Flows for the for the Year ended December 31, 2009 and for the Transition Period from August 1, 2008 through December 31, 2008	27

2.  Financial Statement Schedules

Not Applicable

3.  Exhibits specified by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Registrant		SB-2	3.1	08/06/2007

3.2	Bylaws of Registrant		SB-2	3.2	08/06/2007

3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008

10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008

10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008

10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008

10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009

10.5	Form of Securities Purchase Agreement		8-K	10.1	09/21/2009

10.6	$50,000 Promissory Note between TNS and Marvin S. Hausman, M.D. and Philip Sobol dated December 30, 2009		8-K	10.1	12/31/2010

10.7	$100,000 Promissory Note between TNS and Larry A. Johnson dated January 12, 2010		8-K	10.1	2/24/2010

10.8	$100,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		8-K	10.2	2/24/2010

10.9	$50,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		10-K	10.9	4/15/2010

10.10	Profit Sharing Agreement between TNS, American Charter & Marketing LLC, and Delta Group Investments, Limited dated March 26, 2010		10-K	10.10	4/15/2010

10.11	Term Sheet for Employment Agreement between Marvin S. Hausman, M.D. and TNS	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Sherwood, Oregon on this 19th day of October, 2010.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.

By:	/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D. Chief Executive Officer, Chairman of the Board (Principal Executive Officer) (Principal Financial and Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 19th day of October, 2010.

Signature	Title

/s/ Marvin S. Hausman, M.D.	Chief Executive Officer, Chairman of the Board, Director
Marvin Hausman, M.D.	(Principal Executive Officer)
(Principal Financial and Accounting Officer)

/s/ Philip A. Sobol, M.D.	Director
Philip A. Sobol, M.D.

/s/ Elliot A. Shelton, Esq.	Director
Elliot A. Shelton, Esq.