Form 10-Q
period 2010-09-30
Total Nutraceutical Solutions, Inc.
filed 2010-11-22
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010.

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

On November 22, 2010, 54,012,470 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Total Nutraceutical Solutions, Inc.

September 30, 2010 and 2009

Contents                                                                                                                                                                                                            Page(s)

Consolidated Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009

4

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited)  5

Consolidated Statement of Stockholders’ Equity for the Interim Period Ended September 30, 2010 (Unaudited)

6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

7

Notes to the Consolidated Financial Statements (Unaudited)

8-22

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$61,047	$48,141
Accounts receivable, net	68,330	3,362
Inventory	344,704	342,253
Prepaid expenses	31,596	31,418
Current maturities of lease receivable	12,833	11,328
Notes receivable - related party	62,500	-
Other current assets	3,139	-

Total Current Assets	584,149	436,502

Property and Equipment
Property and equipment	50,520	20,712
Accumulated depreciation	(6,792)	(2,290)

Property and Equipment, net	43,728	18,422

Patents acquired and patents pending, net	70,182	35,984
Lease receivable, net of current maturities	3,746	12,237

Total Assets	$701,805	$503,145

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$186,817	$111,347
Accrued compensation - officer	107,661	10,000
Short-term convertible notes payable, net of discount	74,359	-
Note payable - insurance	3,867	16,703

Total Current Liabilities	372,704	138,050

Long Term Liabilities:
Notes payable - related party, net of discount	18,750	-
Convertible notes payable, net of discount	235,500	-

Total Long Term Liabilities	254,250	-

Total Liabilities	626,954	138,050

Stockholders' Equity
Preferred stock: $.001 par value, 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $.001 par value, 150,000,000 shares authorized;
54,012,470 and 52,012,470 shares issued and outstanding, respectively	54,013	52,013
Additional paid-in capital	1,769,889	1,148,009
Deferred compensation	(12,250)	(20,303)
Accumulated deficit	(1,736,801)	(814,624)

Total Stockholders' Equity	74,851	365,095

Total Liabilities and Stockholders' Equity	$701,805	$503,145

See accompanying notes to the consolidated financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ending	Ending	Ending	Ending
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$96,705	$39,863	295,737	$39,863

COST OF GOODS SOLD	39,644	25,306	123,343	25,306

GROSS PROFIT	57,061	14,557	172,394	14,557

OPERATING EXPENSES
Advertising and promotion	17,170	932	161,037	25,075
Sales commissions	2,084	6,251	18,449	6,251
Consulting fee - officer	30,000	-	90,000	-
Professional fees	26,625	70,857	89,705	102,203
Consulting fees	247,445	81,065	331,673	177,572
General and administrative	94,918	46,416	220,525	131,679

Total Operating Expenses	418,243	205,521	911,389	442,780

LOSS FROM OPERATIONS	(361,182)	(190,964)	(738,995)	(428,223)

OTHER (INCOME) EXPENSES
Interest income	(2,475)	(2,032)	(3,128)	(4,222)
Interest expense	70,142	35	186,310	418

Total Other (income) Expense	67,667	(1,997)	183,182	(3,804)

LOSS BEFORE TAXES	(428,849)	(188,967)	(922,177)	(424,419)

INCOME TAXES	-	-	-	-

NET LOSS	$(428,849)	$(188,967)	(922,177)	$(424,419)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.00)	(0.02)	$(0.01)

Weighted common shares outstanding
- basic and diluted	52,773,270	51,945,803	52,268,870	50,946,759

See accompanying notes to the consolidated financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	Common		Additional				Total
	Stock	Par	Paid	Deferred	Accumulated		Stockholders'
	Shares	Value	In Capital	Compensation	Deficit		Equity

Balance - December 31, 2008	49,673,750	$49,674	$510,776	$-	$(120,170)		$440,280

Shares issued for cash in February 2009,
net of offering costs of $15,000	600,000	600	104,430				105,030
Warrants issued in connection with the
sale of common shares in February 2009			29,970				29,970
Issuance of warrants for future services in Feburary 2009			8,360	(8,360)			-
Issuance of warrants for future services in April 2009			8,530	(8,530)			-
Shares issued for agreement in March 2009	720	1	179				180
Shares issued for cash in June 2009,
net of offering costs of $47,068	1,638,000	1,638	265,112				266,750
Warrants issued in connection with the
sale of common shares in June 2009			95,682				95,682
Issuance of warrants for future services in July 2009			21,250	(21,250)			-
Issuance of warrants for future services in September 2009			4,250	(4,250)			-
Shares issued for cash in September 2009	100,000	100	24,900				25,000
Warrants issued for future services in October 2009			9,570	(9,570)			-
Warrants issued for future services in December 2009			15,000	(7,500)			7,500
Issuance of warrants in connection
with convertible note payable in December 2009			22,200				22,200
Beneficial conversion feature in connection
with convertible note payable in December 2009			27,800				27,800
Amortization of deferred compensation				39,157			39,157
Net loss					(694,454)		(694,454)

Balance - December 31, 2009	52,012,470	52,013	1,148,009	(20,303)	(814,624)		365,095

Issuance of warrants in connection with short-term
convertible note payable issued in January 2010			49,200				49,200
Beneficial conversion feature in connection with short-term
convertible note payable issued in January 2010			50,800				50,800
Issuance of warrants in connection with
convertible note payable issued in February 2010			74,550				74,550
Beneficial conversion feature in connection with
convertible note payable issued in February 2010			75,450				75,450
Issuance of warrants in connection with
convertible note payable issued in March 2010			68,700				68,700
Beneficial conversion feature in connection with
convertible note payable issued in March 2010			68,700				68,700
Issuance of warrants for future services			26,480	(26,480)			-
Issuance of common stock for services	2,000,000	2,000	208,000				210,000
Amortization of deferred compensation				34,533			34,533
Net loss					(922,177)		(922,177)

Balance - September 30, 2010	54,012,470	$54,013	$1,769,889	$(12,250)	$(1,736,801)	#	74,851

See accompanying notes to the consolidated financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(922,177)	$(424,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,502	673
Amortization of discount on short-term convertible note payable	74,359	-
Amortization of discount on notes payable - related parties	18,750	-
Amortization of discount on convertible notes payable	72,901	-
Stock-based compensation	244,533	(21,112)
Changes in operating assets and liabilities:
Accounts receivable	(64,968)	(30,731)
Inventory	(2,451)	(30,909)
Prepaid expenses	(178)	15,742
Other current assets	(3,139)	(3,458)
Accounts payable	75,469	25,671
Accrued compensation - officer	97,661	-

NET CASH USED IN OPERATING ACTIVITIES	(404,738)	(468,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable - related party	(62,500)	(135,000)
Purchase of furniture and equipment	(29,808)	(3,960)
Patents acquired and patents pending, net	(34,198)	-
Lease receivable	14,538	(24,269)
Collection of lease receivable	(7,552)	-

NET CASH USED IN INVESTING ACTIVITIES	(119,520)	(163,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term convertible notes payable	100,000	-
Proceeds from note payable - insurance	4,796	-
Repayment of note payable - insurance	(17,632)	(16,539)
Proceeds from convertible notes payable	450,000	-
Proceeds from sale of common stock, net of offering cost	-	565,002

NET CASH PROVIDED BY FINANCING ACTIVITIES	537,164	548,463

NET CHANGE IN CASH	12,906	(83,309)

Cash at beginning of period	48,141	273,171

Cash at end of period	$61,047	$189,862

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$485	$418
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING
AND INVESTING ACTIVITIES:
Warrants issued for future services	$26,480	$-

See accompanying notes to the consolidated financial statements.

Total Nutraceutical Solutions, Inc.

September 30, 2010 and 2009

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

Formation of a joint venture

On March 26, 2010 the Company entered into a Profit Sharing Agreement or Direct Marketing Affiliates Project (DMAP) with American Charter & Marketing LLC (ACM) and Delta Group Investments Limited (DGI), with the primary focus of undertaking a direct mail marketing campaign designed to sell nutraceutical products developed and manufactured by the Company.  The Company will act as Managing Affiliate.  DGI will provide $300,000 in the form of a loan, as starting capital for the project (see Note 5), which is guaranteed by the Company.   The financial results of the DMAP are consolidated into these financial statements.  The net profits of the DMAP project will be shared with 25% going to the Company, 25% to DGI, 25% to ACM and 25% as a return on the initial loan.  The DMAP project is to be in effect for three (3) years from date of execution.  The DMAP agreement contains an option to convert profits into shares of the Company’s restricted common stock.  Certain administrative expenses incurred by the Company were reimbursed by the DMAP and are classified on the Consolidated Statement of Operations as administrative expenses.  The amount of reimbursed expenses was approximately $2,000 for the three months ending September 30, 2010 and $14,000 for the nine months ending September 30, 2010.  This agreement is accounted for in accordance with Topic 525.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2010.

The consolidated financial statements include all accounts of TNS as of September 30, 2010 and 2009 and for the interim periods then ended; and all accounts of DMAP as of September 30, 2010 and for the period from March 26, 2010 (inception) through September 30, 2010.  All inter-company balances and transactions have been eliminated.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  Allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  The allowance for doubtful accounts was $1,138 at September 30, 2010 and $0 at December 31, 2009.  Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company does not have any off-balance-sheet credit exposure to its customers.

Inventory

The Company values its inventory, consisting of purchased raw materials and finished goods, at the lower of cost or market.  Cost is determined on the First-in and First-out (“FIFO”) method.  The Company regularly reviews its inventory on hand and, when necessary, records a provision for excess or obsolete inventory based primarily on current selling price.  The Company determined that there was no inventory obsolescence as of September 30, 2010 or December 31, 2009.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2010 or December 31, 2009.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued officer’s compensation, approximate their fair values because of the short maturity of these instruments.  The Company’s lease receivable, note payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2010 and December 31, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended September 30, 2010 or 2009.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim periods ended September 30, 2010 and 2009 as they were anti-dilutive.

	Weighted average number of potentially outstanding dilutive shares
	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009

Warrants issued, exercisable and outstanding in connection with the sale of common stock from August 2008 through October 2008	2,650,000	2,650,000

Warrants issued, exercisable and outstanding in connection with the sale of common stock on February 3, 2009	660,000	660,000

Warrants issued, exercisable and outstanding as compensation on February 3, 2009	50,000	50,000

Warrants issued, exercisable and outstanding as compensation on April 1, 2009	50,000	50,000

Warrants issued, exercisable and outstanding in connection with the sale of common stock June 9, 2009	1,801,800	1,801,800

Warrants issued, exercisable and outstanding as compensation from June 2009 to September 2009	150,000	150,000

Warrants issued, exercisable and outstanding as compensation from October 1, 2009, to December 31, 2009	169,000	-

Convertible notes payable issued on December 30, 2009 maturing on December 31, 2011 with 6.0% interest per annum, convertible to common shares at $.20 per share	250,000	-

Warrants issued, exercisable and outstanding in connection with the issuance of Convertible notes payable on December 30, 2009	250,000	-

Warrants issued, exercisable and outstanding as compensation on January 1, 2010	125,000	-

Convertible notes payable issued on January 12, 2010, February 18, 2010 and March 26, 2010, convertible to common shares	2,450,000	-

Warrants issued, exercisable and outstanding in connection with the issuance of Convertible notes payable on January 12, 2010, February 18, 2010 and March 31, 2010	1,850,000	-

Warrants issued, exercisable and outstanding as compensation from April 2010 to June 2010	27,000	-

Warrants issued, exercisable and outstanding as compensation from July 2010 to September 2010	32,500	-

Interests accrued on convertible notes payable, convertible to common shares	84,801

Total potentially outstanding dilutive shares	10,600,101	5,361,800

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

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

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.  The amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.

An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.

Be commensurate with either of the following:

a.

The vendor's performance to achieve the milestone

b.

The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone

2.

Relate solely to past performance

3.

Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.

A description of the overall arrangement

2.

A description of each milestone and related contingent consideration

3.

A determination of whether each milestone is considered substantive

4.

The factors that the entity considered in determining whether the milestone or milestones are substantive

5.

The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.

Revenue

2.

Income before income taxes

3.

Net income

4.

Earnings per share

5.

The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $1,736,801 at September 30, 2010 and had a net loss of $922,177 and net cash used in operating activities of $404,738 for the interim period then ended, respectively.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – INVENTORY

Inventory at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials	$300,392	$321,229
Finished goods	44,312	21,024
	$344,704	$342,253

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation at September 30, 2010 and December 31, 2009 consisted of the following:

	Estimated Useful Life (Years)	September 30, 2010	December 31, 2009
Office equipment	3	$21,556	$5,261
Production equipment	3 to 5	28,964	15,451
		50,520	20,712
Less accumulated depreciation		(6,792)	(2,290)
		$43,728	$18,422

NOTE 5 – NOTES RECEIVABLE - RELATED PARTY

Notes receivable – related party at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
On February 25, 2010, the Company granted a promissory note to Gary Ballen, a related party, in the amount of $12,500 with interest at 6% per annum. The note is due and payable on September 30, 2010.	12,500	-
On June 30, 2010, the Company granted a promissory note to Gary Ballen, a related party, in the amount of $50,000 with interest at 6% per annum. The note is due and payable on September 30, 2010.	50,000	-

	$62,500	$-

NOTE 6 – NOTE PAYABLE – D&O INSURANCE

Note payable at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
On November 12, 2009 the Company entered into a short term financing agreement of $18,750 for Director’s and Officer’s Insurance. Repayment is to be paid over nine (9) months, with interest at 5.25% per annum, paid in full by August 1, 2010.	-	16,703
On August 11, 2010 the Company entered into a short term financing agreement of $4,796 for Product Liability Insurance. Repayment is to be paid over ten (10) months, with interest at 9.65% per annum.	3,867	-

	$3,867	$16,703

NOTE 7 – SHORT-TERM CONVERTIBLE NOTE PAYABLE

On January 12, 2010, the Company entered into a 6% short-term convertible note payable of $100,000 (“Short-term Convertible Note”) with Larry Johnson (the “Payee”) maturing on December 31, 2010. The Payee has the option to convert the outstanding note and interest due into Company’s restricted common shares at $.20 per share at any time prior to December 31, 2010. In connection with the issuance of the Short-term Convertible Note, the Company granted to the Payee a warrant to purchase 500,000 common shares exercisable at $0.10 per share expiring five (5) year from the date of issuance.

The relative fair value of the warrant granted, estimated on the date of grant, was $49,200, which was recorded as a discount to the Short-term Convertible Note using the Black-Scholes option-pricing model with the following assumptions:

Expected option life (year)	5.00
Expected volatility	72.67%
Risk-free interest rate	2.49%
Dividend yield	0.00%

After allocating the $49,200, portion of the proceeds to the warrant as a discount to the Short-term Convertible Note, the effective conversion price of the short-term convertible note payable was lower than the market price at the date of issuance and per calculation the remaining balance of the net proceeds was allocated to a beneficial conversion feature by crediting $50,800 to additional paid-in capital and debiting the same amount to a beneficial conversion feature. The Company is amortizing the discount and beneficial conversion feature over the term of the Short-term Convertible Note. The amortization of the discount and beneficial conversion feature amounted to $74,359 for the interim period ended September 30, 2010.

Short-term convertible note payable at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

Short-term convertible note payable

Face amount of short-term convertible note payable	$100,000	$-

Discount representing (i) the relative fair value of the warrants issued in connection with the issuance of the short-term convertible note and (ii) the beneficial conversion feature	(100,000)	-

Accumulated amortization of discount	74,359	-

	$74,359	$-

NOTE 8 – NOTES PAYABLE - RELATED PARTIES

On December 30, 2009, the Company entered into two (2) 6% notes payable of $25,000 each, or $50,000 in aggregate (“Notes - Related Parties”) with (i) Marvin Hausman, M.D., Chief Executive Officer, Director and Stockholder of the Company and (ii) Philip Sobol, a Director of the Company (the “Payees”) maturing on December 31, 2011. Notes – Related Parties, at the discretion of the Payees, is due and payable in the event that the Company completes a capital fund raising of any amount greater than $250,000.  If the Company completes such a capital fund raising, the Payees shall have 30 days from the close of the fundraising to to convert their notes to equity in the form of restricted common stock.  The Payees have the option to convert the outstanding notes and interest due into Company restricted common shares at $.20 per share at any time after the fundraising but prior to December 31, 2011. In connection with the issuance of Notes - Related Parties, the Company granted the Payees warrants to purchase 250,000 common shares exercisable at $0.10 per share expiring five (5) year from the date of issuance.

The relative fair value of these warrants granted, estimated on the date of grant, was $22,200, which was originally recorded as a discount to notes payable – related parties, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5.00
Expected volatility	80.52%
Risk-free interest rate	2.69%
Dividend yield	0.00%

After allocating the $22,200, portion of the proceeds to the warrants as a discount to the Short-term Convertible Note, the effective conversion price of the notes payable – related parties was lower than the market price at the date of issuance and therefore the remaining balance of $27,800 of the net proceeds has been assigned as a beneficial conversion feature by crediting $27,800 to additional paid-in capital and debiting the same amount to the discount to the notes payable – related parties.  The Company is amortizing the discount and beneficial conversion feature over the term of the Notes payable – related parties. The amortization of the discount and beneficial conversion feature amounted to $18,750 for the interim period ended September 30, 2010.

Notes payable – related parties at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

Notes payable – related parties

Face amount of the Convertible note payable – related parties, originated on December 30, 2009, with interest at 6.00% per annum, with principal and interest due December 31, 2011.	$50,000	$50,000

Discount representing (i) the relative fair value of the warrants issued of $22,200 and (ii) the beneficial conversion feature of $27,800	(50,000)	(50,000)

Accumulated amortization of discount	18,750	-

	$18,750	$-

NOTE 9 – CONVERTIBLE NOTES PAYABLE

(i) February 18, 2010 Mark Wolf Note

On February 18, 2010, the Company entered into two 6% convertible notes payable of $150,000 in aggregate (“Convertible Note”) with Mark Wolf (the “Payee”) maturing on December 31, 2011. The Payee has the option to convert the outstanding notes and interest due into Company restricted common shares at $.20 per share at any time prior to December 31, 2011.  In connection with the issuance of Convertible Notes, the Company granted to the Payee a warrant to purchase 750,000 common shares exercisable at $0.10 per share expiring five (5) year from the date of issuance.

The relative fair value of these warrants granted, estimated on the date of grant, was $74,550, which was recorded as a discount to the convertible notes payable, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5.00
Expected volatility	78.08%
Risk-free interest rate	2.46%
Dividend yield	0.00%

After allocating the $74,550 portion of the proceeds to the warrants as a discount to the Convertible Note, the effective conversion price of the convertible notes payable was lower than the market price at the date of issuance and per calculation the remaining balance of the net proceeds was allocated to a beneficial conversion feature by crediting $75,450 to additional paid-in capital and debited the same amount to the beneficial conversion feature..  The Company is amortizing the discount and beneficial conversion feature over the term of the Convertible Note. The amortization of the discount and beneficial conversion feature amounted to $50,000 for the interim period ended September 30, 2010.

 (ii) March 26, 2010 Delta Group Note

On March 26, 2010, the Company entered into a 5% convertible note payable of $300,000 (“Convertible Note”) with Delta Group Investments Limited (the “Payee”) maturing on March 26, 2013. The Payee has the option to convert the outstanding note into Company restricted common shares at $.25 per share at any time prior to payment in full of the principal balance of the Convertible Note. The Convertible Note is callable at the option of the Company at the rate of $.25 per share, if the stock closes at $1.00 per share or higher for thirty (30) consecutive trading days. In connection with the issuance of the Convertible Note, the Company granted the Payee a warrant to purchase 600,000 common shares exercisable at $0.15 per share expiring three (3) years from the date of issuance.

The relative fair value of these warrants granted, estimated on the date of grant, was $68,700, which was recorded as a discount to the convertible note payable, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	3.00
Expected volatility	67.63%
Risk-free interest rate	1.64%
Dividend yield	0.00%

After allocating the $68,700, portion of the proceeds to the warrants as a discount to the Convertible Note, an additional $68,700 was allocated to a beneficial conversion feature by crediting additional $68,700 to additional paid-in capital and debiting the same amount to the beneficial conversion feature.  The Company is amortizing the discount and beneficial conversion feature over the term of the Convertible Note. The amortization of the discount and beneficial conversion feature amounted to $22,900 for the interim period ended September 30, 2010.

Convertible notes payable at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

Convertible notes payable

Face amount of convertible notes payable	$450,000	$-

Discount representing (i) the relative fair value of the warrants issued and (ii) the beneficial conversion features	(287,400)	-

Accumulated amortization of discount on convertible notes payable	72,900	-

	$235,500	$-

NOTE 10 – STOCKHOLDERS’ EQUITY

Common stock

(i) Sale of common stock - 2009 private placement

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

(ii) Increase of common shares authorized to 150 millions

On January 29, 2010 a Certificate of Amendment to Articles of Incorporation of Total Nutraceutical Solutions, Inc. (“TNS”) was filed with the Secretary of State of Nevada. On January 4, 2010, a majority of the stockholders of TNS, holding 54% of the outstanding shares of TNS, pursuant to a written consent in lieu of a special meeting, adopted amendments to the Articles of Incorporation of the corporation.  The amendments involved the change of the name of the corporation from Total Nutraceutical Solutions to Total Nutraceutical Solutions, Inc. and an increase in the number of shares of common stock authorized to be issued from 70 million shares to 150 million shares.

(iii) Issuance of common shares for services

On August 26, 2010, the Company entered into a Consulting Agreement with Keith E. Manfred (”Consultant”).  Under this agreement the Consultant will provide certain marketing services in exchange for 4,000,000 shares of the Company’s common stock valued at $420,000 at the date of grant, the fair value of service to be rendered which is more reliably measurable.

The stock will be issued in traunches with 2,000,000 shares issued at signing and the remaining shares to be issued on a quarterly basis over the second year of the agreement.

Stock incentive plan

On September 17, 2010, the Board adopted the Plan effective October 21, 2010 upon approval by the stockholders for the purpose of promoting the long-term success of the Company and the creation of stockholder value by (a) encouraging Employees, Outside Directors, Consultants, Independent Contractors and Advisors to focus on critical long-range objectives, (b) encouraging the attraction and retention of Employees, Outside Directors, Consultants, Independent Contractors and Advisors with exceptional qualifications and (c) linking Employees, Outside Directors, Consultants, Independent Contractors and Advisors directly to stockholder interests through increased stock ownership.  The Plan seeks to achieve this purpose by providing for Awards in the form of Restricted Shares or Options (which may constitute incentive stock options or nonstatutory stock options). The Plan shall be administered by the Board of Directors or a committee of the Board of Directors consisting of two or more directors.

Common Shares issuable pursuant to the Plan may be authorized but unissued shares or treasury shares.  The aggregate number of Options and Restricted Shares awarded under the Plan shall not exceed (a) 8 million Common Shares plus (b) Annual Increase in Shares of 300,000 as of January 1 of each year, commencing with the year 2012.  If Options are forfeited or terminate for any other reason before being exercised, then the corresponding Common Shares shall again become available for the grant of Options or Restricted Shares under the Plan.  If Restricted Shares or Common Shares issued upon the exercise of Options are forfeited, then such Common Shares shall again become available for the grant of nonstatutory stock options (“NSOs”) and Restricted Shares under the Plan.  The aggregate number of Common Shares that may be issued under the Plan upon the exercise of Inceptive Stock Options (“ISOs”) shall not be increased when Restricted Shares or other Common Shares are forfeited.

Each grant of an Option under the Plan shall be evidenced by a Stock Option Agreement between the Optionee and the Company.  Such Option shall be subject to all applicable terms of the Plan and may be subject to any other terms that are not inconsistent with the Plan. The provisions of the various Stock Option Agreements entered into under the Plan need not be identical. Options may be granted in consideration of a reduction in the Optionee’s other compensation.  Options granted to any Optionee in a single fiscal year of the Company shall not cover more than 500,000 Common Shares.  The Exercise Price under an ISO shall in no event be less than 100% of the Fair Market Value of a Common Share on the date of grant and the Exercise Price under an NSO shall in no event be less than 85% of the Fair Market Value of a Common Share on the date of grant. In the case of an NSO, a Stock Option Agreement may specify an Exercise Price that varies in accordance with a predetermined formula while the NSO is outstanding.

NOTE 11 – RELATED PARTY TRANSACTIONS

Consulting services from Chairman and CEO

Consulting services provided by and compensation to the Chairman and CEO were $30,000 and $90,000 and $0 and $0 for the three months and nine months ended September 30, 2010 and 2009, respectively.

Receivables from and paybles  to Related Parties

The Company transferred the $300,000 borrowed from Delta Group Investments Limited (see Note 5) to the Direct Marketing Affiliates Program.

The Company loaned $62,500 to one of the principals of American Charter Marketing, Gary Ballen.  The funds were transferred from the Direct Marketing Affiliates Program.

The Company borrowed $20,000 from the Direct Marketing Affiliates Program during the quarter ended September 30, 2010.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Consulting agreement

On August 26, 2010, the Company entered into a Consulting Agreement with Keith E. Manfred (”Consultant”).  Under this agreement the Consultant will provide certain marketing services in exchange for 4,000,000 shares of the Company’s common stock, valued at $420,000 at the date of grant, the fair value of service to be rendered which is more reliably measurable.  The stock will be issued in traunches with 2,000,000 shares issued at signing and the remaining shares to be issued on a quarterly basis over the second year of the agreement.

NOTE 13 – SUBSEQUENT EVENTS

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

Results of Operations for the quarter ended September 30, 2010

Our financial statements are now consolidated to include the financial results of the DMAP or Direct Marketing Affiliates Project described above.  During the nine months ended September 30, 2010, we had a net loss of $922,177 versus a $424,419   net loss for the same period last year.  The increase in the net loss was attributable to an increase in marketing and promotional expenses, and consulting fees as we continue to grow our business. Our total operating expenses increased from $442,780 for the nine months ended September 30, 2009 to $911,389 for the nine months ended September 30, 2010.  Total liabilities increased from $138,050 on December 31, 2009 to $626,954 on September 30, 2010.  This increase was primarily due to the fact that we incurred debts in an aggregate principal amount of $550,000 at various rates of interest during the quarter ended March 31, 2010.  See the Liquidity and Capital Resources section below.

Revenues

We generated $96,705 in revenues for the three months ended September 30, 2010 as compared to $39,863 in revenues for the same period last year.  Our cost of goods sold was $39,644 for the quarter resulting in a gross profit of $57,061 as compared to a gross profit of $14,557for the quarter ended September 30, 2009.

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

Significant changes in the number of employees

As of September 30, 2010, we did not have any employees.  Our Chief Executive Officer, Marvin S. Hausman, M.D. and our Vice President for Sales and Marketing, Devin Andres each provides employee like services pursuant to consulting arrangements.  As our operations expand, we anticipate the need to hire employees however, the exact number of employees that would be hired is not quantifiable at this time.

Liquidity and Capital Resources

As of September 30, 2010 we had cash of $61,047 compared to cash of $109,655 as of June 30, 2010 and $48,141 as of December 31, 2009.  We incurred debts in an aggregate principal amount of $550,000 at various rates of interest during the quarter ended March 31, 2010 of which $150,000 plus 6% interest matures on December 31, 2010.  The rest of the debt matures as follows:  $100,000 plus interest at 6% per annum matures on December 31, 2011 and $300,000 plus interest at 5% per annum matures in March 2013.  The proceeds from this $300,000 convertible promissory note with Delta Group was transferred to the Direct Marketing Affiliates Project and is subject to the Profit Sharing Agreement described above under which the loan shall be repaid on a quarterly basis from net profits generated under the agreement, if any.  The convertible promissory note matures in March 2013.  If there are not sufficient funds at the time of the liquidation of the Direct Marketing Affiliates Project to repay in full the $300,000 loan from Delta Group plus accrued interest, TNS will be liable for the payment of any shortfall.  TNS loaned $50,000 at 6% interest per annum on January 15, 2010 to Gary Ballen and American Charter Marketing, Inc., one of the affiliates of the Direct Marketing Affiliates Project, which promissory note matures on September 30, 2010.  On February 25, 2010, TNS also loaned an additional $12,500 to Gary Ballen and American Charter Marketing, Inc also at interest of 6% per annum with the promissory note maturing on June 30, 2010.  To date these promissory notes have not been repaid, and management is currently negotiating terms for the repayment of the notes.  Given that our CEO Dr. Hausman has been accruing his monthly consulting fee since June 2010 and other consultants to the company are similarly accruing their consulting fees, allowing us to conserve our operating cash.  Management believes it has sufficient funds to remain operational through January 2011.

We anticipate that we will continue to generate losses during the remainder of this fiscal year and therefore, unless we are able to raise capital through equity private placements we may be unable to continue operations in the future.  Additional working capital may be sought through notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these.  The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K, Item 9A filed on April 15, 2010 still exist, and therefore our disclosure controls and procedures were not effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

As of the end of the quarter ended June 30, 2010, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.  Risk Factors

See Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and the discussion above in Part I, Item 2, under " Liquidity and Capital Resources.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On October 21, 2010 the Annual Meeting of Stockholders of TNS was held at its executive offices in Stevenson, Washington.  Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against, withheld or abstained.  All three proposals passed.

Proposal #1: The election of Marvin Hausman, M.D, Elliot Shelton, Esq. and Philip Sobol, M.D to serve on the Board of Directors:

Nominee	Votes For Nominees	Abstained
Marvin Hausman, M.D.	32,752,108	93,270
Elliot Shelton, Esq.	32,832,758	12,620
Philip Sobol, M.D.	32,831,658	13,720

Proposal #2: Ratification of the adoption of the Total Nutraceutical Solutions, Inc. 2010 Stock Incentive Plan.

Total Votes For	Total Votes Against	Abstained
32,230.233	14,720	600,425

Proposal #3: Ratification of the appointment of Li & Company, P.C. as our independent auditors for the year ending December 31, 2010:

Total Votes For	Total Votes Against	Abstained
32,838,208	7,120	50

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation		8-K	3.1	10/29/2010

3.2	Bylaws		SB-2	3.2	08/06/2007

3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008

10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008

10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008

10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008

10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009

10.5	Form of Securities Purchase Agreement		8-K	10.1	09/21/2009

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Total Nutraceutical Solutions, Inc.

November 22, 2010	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)