Form 10-K
period 2010-12-31
Total Nutraceutical Solutions, Inc.
filed 2011-05-18
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.
OR
[ ]	TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

000-52864

(Commission file number)

Total Nutraceutical Solutions, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	26-0561199
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

80 Columbia Street, Stevenson, WA 98648

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  ]  NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [  ]  NO [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]      Non- accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [  ]  NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $351,583 based on the stock market price of the company’s shares on June 30, 2010.  Shares of common stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of the issuer’s common stock as of May 18, 2011: 61,362,470 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Report on Form 10-K and the documents incorporated by reference include “forward-looking statements”. To the extent that the information presented in this Report on Form 10-K discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections of this Report on Form 10-K.  These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements.  When considering forward-looking statements in this Report on Form 10-K, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis” sections below, and other sections of this Report on Form 10-K.

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  It is important to note that our actual results could differ materially from those included in such forward-looking statements.  There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 13 of this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled “Management’s Discussion and Analysis or Plan of Operation” included in this Report on Form 10-K.

PART I

Item 1.  Business

Our Business

Total Nutraceutical Solutions, Inc. (TNS) is an emerging biotechnology company engaged in the discovery, formulation, and marketing of natural ingredients that can be used in organic nutraceutical and cosmetic products developed and sold by TNS and by third parties.  Our current portfolio of ingredients includes ERGO D2, vitamin D, L-Ergothioneine, beta-glucans, polyphenols and curcumin.  These highly potent antioxidants provide multiple health benefits for both humans and animals and address multi-billion dollar markets for inflammation control, immune system support, increased energy and stamina, reduced stress and anxiety, and hair and nail growth.

We utilize novel clinical models, biomarkers, and analytical tools to validate the nutritional and clinical efficacy of our ingredients and the products that incorporate them.  Our scientific strategy and technology platform initially focused on the unique manufacturing and health benefits of specific bioactive nutrients found in certain whole natural mushrooms and their mycelial biomasses (mushroom powder and its active components).  In early 2011, we expanded into curcumin extracted from tumeric (see description below).

TNS sells its ingredients directly to manufacturers of cosmetic and nutraceutical products and indirectly through its resellers.  We also use our ingredients in nutraceutical products that we formulate and market to consumers.  Our growing line of nutraceutical products are manufactured and distributed for us under contract with manufacturing, packaging, and fulfillment companies in the United States.  We naturally enhance the vitamin D content of mushrooms supplied by domestic growers, utilizing TNS patent pending proprietary UV-light methodology at our Sherwood, Oregon facility.  Research and development of new ingredients and nutraceutical products are also performed under contract with outside laboratories, such as the Department of Food Science, Pennsylvania State University.

TNS Ingredients

Our ingredients are sold in both concentrated and natural forms.  All ingredients are produced utilizing nonchemical enhancement, extraction, and concentration methods.

Vitamin D2

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

Vitamin D is in an important food additive currently used in a variety of fortified food products including milk, margarine, cereal, orange juice, and vitamin supplements.  Vitamin D is primarily available in two active forms, vitamin D2 (ergocalciferol) and vitamin D3 (cholecalciferol).  Vitamin D3 (cholecalciferol) is chemically extracted from animal lanolin.  Vitamin D2 is plant based and is produced naturally within mushrooms.  TNS utilizes a proprietary natural UV enhancement process to naturally increase the vitamin D2 content in its ingredients by a factor of 1000.

L-Ergothioneine

L-Ergothioneine is a stable highly potent antioxidant.  L-Ergothioneine has the ability to scavenge free radicals and protect cells from UV-induced damage with higher efficiency than antioxidants such as coenzyme Q10 or idebenone (a synthetic analog of coenzyme Q10), thus making it a more effective natural antioxidant.  The compound has been shown to be a non-toxic antioxidant in vivo (in living specimens) serving as an electron donor helping to prevent cell death.  L-Ergothioneine is currently being used in cosmetics (anti-aging products) and other applications promoting cell preservation and viability.

Ergo-D2

Ergo-D2 is an optimized blend of our L-Ergothioneine and vitamin D2 ingredients that is not available in a concentrated form.  This ingredient is being marketed for use in dietary food supplements and organic food products, to naturally enhance product shelf life and aid in the suppression and or control of inflammation in various organ systems.

Curcumin

Curcumin, also known as diferuloylmethane, is a photochemical found in the spice turmeric. It is a powerful anti-inflammatory and antioxidant, and may help prevent the development of a variety of conditions related to oxidative and free-radical damage, including cataracts, heart disease, and cancer.  A research study performed at Model Bio Systems and funded by TNS has verified many of the ingredient’s anti-inflammatory properties and its beneficial effect on Alzheimer’s disease.  We have identified a proprietary source for a highly potent variety of curcumin, not currently available in the US market, that possesses many additional co-factors which enhance its effectiveness alone and in combination with other TNS ingredients.

Consumer Products

We have formulated several commercial products that showcase our proprietary ingredients and enhancement, extraction, and concentration technologies.  As the market’s understanding and acceptance of these new products expand, we may sell or license them to third parties who will agree to purchase their ingredients from TNS exclusively.  We currently market five dietary supplements that leverage our expertise of identifying unique combination of bionutrients and their associated health benefits.  Four of these nutraceutical products are for human consumption and one is for the equine market.

ImmuSANOTM, nutritionally addresses the needs of the immune system by balancing cellular function and promoting a stronger immune system.  This product is sold in capsule form.

GlucoSANOTM is designed to assist in maintaining more normal cellular metabolism and stabilizing blood sugar levels.  This product is sold in capsule form.

EquiSANOTM, for consumption by horses, is composed of a proprietary blend of 5 types of certified organic medicinal mushrooms, each of which contains bioactive nutrients that assist the horse in balancing cellular function and promoting a stronger immune system which is associated with increased resistance to infections.  This product is sold in powder form.

Groh, which nutritionally supports hair and nail growth.  This product is sold in capsule form.

NuFlex - six nutraceutical products under the NuFlex trademark were marketed and sold through the Direct Marketing Affiliate Program or DMAP  for joint support and joint pain.  The six products are NuFlex LTR (Long Term Relief), NuFlex IR (Instant Relief, a topical spray for muscle aches and strains), NuFlex AF (Accelerator Formula, to boost the long term benefits of NuFlex long term relief formula), NuFlex Advanced Joint Repair, NuFlex Multi Joint Support and NuFex MSM.  These products were sold under the DMAP which was terminated in February 2011.  From September 2010 to the present the sale of these products were managed by TNS through direct marketing contract vendors.  These products were produced by Pro-Tech Laboratories of Quitman, Texas and Columbia Nutritional Services of Vancouver, Washington.

We utilize several methods of product distribution including: independent retail outlets, direct mail, cyber-marketing, and a limited independent, commissioned sales force.  Non-exclusive distribution agreements have been signed with Koch International (South Korea), Caribbean International Medical (Aruba, Curacao, Bonaire, Suriname and other Caribbean jurisdictions), and Intelligent Concepts Ltd. (United Kingdom and Western Europe).  We maintain our inventory and ship the products from our offices in Stevenson, Washington, Sherwood, Oregon, and from a contracted facility in Quitman, Texas.

Third Party Products

In 2010, we began selling our ingredients to the DMAP for use in NuFlex, a collection of six nutraceutical products addressing the markets for joint support and joint pain and in 2011 to companies including NutriMedical (for use in their product Myco-D2, a private labeled vitamin D2 supplement), and Funguys LLC (for use in D for Dogs, a complete line of canine supplements),.  During the first quarter of 2011, the DMAP agreement with American Charter Marketing was terminated and we are seeking a new licensee or purchaser interested in marketing the NuFlex product line.

Research Agreements and Sponsored Research on the Nutritional Value of Mushrooms

The dramatic growth in consumer demand for organic nutritional and nutriceutical products over the past decade has created an opportunity for companies to offer new and upgraded products to address this demand.  Our scientific strategy is to support our efforts by applying modern scientific and medical technology to understand and promote the medicinal and other benefits found in natural whole foods.  We contract with leading food technologists at major scientific universities to identify and quantify the key bionutrients and antioxidant components of specific foods.  Once the components have been identified we design and implement outsourced studies that validate the health benefit of our natural ingredients and the products that contain them.  TNS additionally invests in research and development of proprietary extraction, concentration, and delivery technologies for use with its ingredients.

Marvin S. Hausman, M.D., our CEO and Chairman of the Board, beginning in 2006, developed certain intellectual property pursuant to research agreements with Pennsylvania State University (PSU) dated May 1, 2006 and May 20, 2006.  These research endeavors resulted in the filing of two patent applications.  Exclusive Option Agreements related to these research developments and patent applications were also negotiated and signed with PSU.

We funded research in 2008 and 2009 in the Department of Food Science, PSU, studying the effect of pulsed UV light treatment on increasing vitamin D2 levels in four commonly consumed U.S. mushroom varieties.  Pulsed UV light is a technology that delivers energy from a specific spectrum of UV light at a high peak power in a short amount of time.  This study demonstrated that after a very short exposure time of about one second (the system generated three pulses per second) the vitamin D2 content of these mushroom varieties increased from very little to upwards of 800% of the daily recommended value per serving.  Previous studies using continuous UV light have indicated that it takes several minutes of exposure to obtain similar values.

The vitamin D2 research resulted in the filing of a patent application entitled “Methods of Use and Rapid Generation of Vitamin D2 from Mushrooms and Fungi Using Pulsed UV-light.”  In November 2008, we acquired an exclusive option to license the vitamin D2 patent from The Penn State Research Foundation (PSRF).  On June 9, 2010 TNS exercised the option and licensed the vitamin D2 patent from PSRF.

During 2009 and 2010 TNS funded studies performed under contract with Model BioSystems, Inc. of San Clemente, California and Bangalore, India to evaluate the antioxidant and bionutrient properties of common and specialty mushrooms including a proprietary grown mushroom, Agaricus blazei Murill (AbM) by Sylvan Bio, Inc. and Creekside Mushrooms, Ltd.  A fruit fly model (Drosophila melanogaster) was used to study biologic survival, suppression of oxidative/inflammatory stress, and suppression of Alzheimer’s disease.  In the study, unenriched and vitamin D2 enriched mushroom dried powders were evaluated, as well as the efficacy of pure Vitamin D2 and vitamin D3.  Positive clinical findings resulted in the filing of three provisional patents.  Marvin S. Hausman MD, our Chief Executive Officer, who assisted in design of the clinical studies, wrote and filed the provisional patents and subsequently assigned the provisional patents to TNS.  Positive additional clinical data plus consolidation of the three provisional patents allowed the filing of a new patent on September 21, 2010 entitled “Vitamin D2 Enriched Mushrooms and Fungi For Treatment of Oxidative Stress, Alzheimer’s Disease and Associated Disease States”.

On November 10, 2009 TNS acquired rights to a patent entitled “Use of Ergothioneine as a Preservative in Foods and Beverages.”  The transfer of the patent to TNS was subject to an “Assignment and Assumption” between Dr. Philip Sobol, Dr. Robert Beelman, and Dr. Marvin Hausman.  Under that agreement TNS agreed to issue a maximum of 1,500,000 shares of common stock to the assignors upon the first to occur of the following events up to 1,500,000 shares:  upon issuance of the patent in the U.S. (1 million shares), upon issuance of the patent in the first European Union jurisdiction (500,000 shares), if TNS enters into a license agreement for the patent with any third party

(1,500,000 shares), or upon the successful commercialization of any product or technology covered by the patent (500,000 shares).  Upon the successful commercialization of any product or technology covered by the patent, TNS will grant to assignors a royalty equal to 3% of net sales of any such product or technology and/or 20% of any sublicensing payments if the patent is sublicensed.

On March 9, 2010 TNS acquired from the University of Cologne, Cologne, Germany, an exclusive license agreement on the invention entitled “Ergothioneine Transporter.”  The license comprises the patent application entitled; “Identification of Ergothioneine Transporter and Therapeutic Uses Thereof.”  This transporter is present in human cells, especially red and white blood cells, and can efficiently move the antioxidant L-Ergothioneine (ERGO) across cell membranes.

Intellectual Property

We are substantially dependent on our ability to obtain and maintain patents and other proprietary rights and know-how which serve as the basis for our intellectual property portfolio.

Patent Applications

US patent application No. 12/887,276, PCT US10/49684 filed on September 21, 2010 entitled:  “Vitamin D2 Enriched Mushrooms and Fungi For Treatment of Oxidative Stress, Alzheimer’s Disease and Associated Disease States.”  Assigned to TNS by Marvin S. Hausman, M.D. on September 21, 2010.

US patent application No. 61/438,483 (related to application No. 12/887,276) filed on February 1, 2011 entitled “Anti-Inflammatory Approach to Prevention and Suppression of Post-Traumatic Stress Disorder, Traumatic Brain Injury, Depression and Associated Disease States.”

The following patent applications were assigned to TNS by our President and Chief Executive Officer, Marvin S. Hausman, M.D. in November 2009.

US patent application No. 61/277,150 filed September 21, 2009 entitled “Vitamin Fortified Mushrooms and Fungi for Increasing Survivability and Longevity”.

US patent application Serial number 61/280,578 filed November 5, 2009 entitled “Vitamin Fortified Mushrooms and Fungi for Increasing Resistance to Oxidative Stress”.

PCT/US 2008/056234 Serial number 12/529,859 entitled “Use of Ergothioneine as a Preservative in Foods and Beverages” inventors Beelman, R.B. and M. Hausman, PCT filed on March 7, 2008.  Assigned to TNS on November 10, 2009 by Hausman, Beelman, and Sobol.

Patent Applications Subject to License Agreements

US patent application No. 12/386,810 entitled “Methods of Use and Rapid Generation of Vitamin D2 from Mushrooms and Fungi Using Pulsed UV-light.” filed on April 23, 2009.  On June 9, 2010, TNS acquired an exclusive license from The Penn State Research Foundation (PSRF) on this patent application.  This patent application was derived from U.S. Provisional Patent Application No. 61/047,268 entitled “Methods and Compositions for Improving the Nutritional Content of Mushrooms and Fungi” filed April 23, 2008.

Patent application No. PCT/EP 2005/005613 entitled; “Identification of Ergothioneine Transporter and Therapeutic Uses Thereof.” Filed on May 24, 2005, US Patent ApplicationNo. 11/569,451 filed on June 25, 2007.  On March 9, 2010 TNS acquired from the University of Cologne, Cologne, Germany, an exclusive license agreement to this patent application.

Production, Distribution and Marketing

Since July 2009 we have been utilizing Columbia Nutritional Services, Inc. of Vancouver, Washington to manufacture, per our specifications, our four nutraceutical mushroom supplement products, ImmuSANO, GlucoSANO, EquiSANO and Groh.

We currently market our products directly to the consumer utilizing direct mail order, reseller distribution programs, internet marketing, and commission sales people.  Fulfillment and distribution is performed at facilities in Stevenson, WA, Sherwood, OR and Quitman, TX.

In March 2010 we entered into a Profit Sharing Agreement with American Charter and Marketing LLC and Delta Group Investments Limited under which we agreed to form an association referred to as the Direct Marketing Affiliates Project (“DMAP”).  Pursuant to the agreement the parties agreed to work together to undertake a direct mail campaign designed to sell TNS nutraceutical products for a period of three years, with the day to day management and control of business operations of the association being vested in TNS as the managing affiliate.  Between March 2010 and February 2011, six nutraceutical products under the NuFlex trademark were marketed and sold through the DMAP for joint support and joint pain.  The six products were NuFlex LTR (Long Term Relief), NuFlex IR (Instant Relief, a topical spray for muscle aches and strains), NuFlex AF (Accelerator Formula, to boost the long term benefits of NuFlex long term relief formula), NuFlex Advanced Joint Repair NuFlex Multi Joint Support and NuFex MSM.  These products were produced by Pro-Tech Laboratories of Quitman, Texas and Columbia Nutritional Services of Vancouver, Washington and were sold through direct marketing contract vendors.  In February 2011 the parties to the Profit Sharing Agreement agreed to terminate the DMAP leaving TNS in possession of the property and assets of the DMAP.

In February 2009 we signed an Agreement for Removal of Mushroom Substrate Waste with Hokto Kinoko Co. to acquire mushroom spent substrate from the Hokto Kinoko 250,000 square foot mushroom growing facility in San Marcos, California.  The facility, which is designed to produce fresh specialty mushrooms, has the potential at full capacity to produce 20-25 tons of spent substrate per day.  Mushroom substrate waste is defined as the spent substrate (growing media) and all mushroom residuals resulting from cleaning the growing bottles after the harvest of mushroom fruit bodies at the growing facility.  The Hokto state-of-the-art facility, the largest of its kind in the United States, produces the following mushrooms:  Brown Beech (Buna Shimeji), White Beech (Bunapi), King Trumpet (Pleurotus eryngii), and Maitake.

Under the agreement we purchased an auger and other related equipment to facilitate collection and removal of the mushroom substrate and we are leasing that equipment to Hokto Kinoko on a monthly basis at $944 per month.  Golden Gourmet Mushrooms personnel used the facilities on the Hokto Kinoko premises to grow mushrooms and also supervised the use of the auger for collection and removal of the mushroom substrate.  The mushroom substrate waste is sold by TNS to Evergreen Nurseries, San Diego, California.  Golden Gourmet Mushrooms has changed its name to M2i.  Under the terms of an amendment to the Agreement Removal of Mushroom Substrate Waste with Hokto Kinoko signed in March 2011 TNS shares the gross proceeds of its sales of mushroom substrate to Evergreen Nurseries with Hokto Kinoko and M2i on an equal basis.

Competitive Environment

The ingredients market is highly competitive, with many well-known and established suppliers. The biotechnology industry is subject to rapid change.  New products are constantly introduced to the market.  Our ability to remain competitive depends on our ability to develop and manufacture new products in a timely and cost effective manner, to accurately predict market transitions, and to effectively market our products.  Our future financial results will depend to a great extent on the successful introduction of several new products.  We cannot be certain that we will be successful in selecting, developing, contract manufacturing and marketing new products.

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

Competition

The market for nutraceuticals is highly competitive.  This market includes manufacturers, distributors, and physicians. Numerous manufacturers and distributors will compete with us for customers throughout the United States, Canada, and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies, and health food stores.  Most all of our competitors are substantially larger and more experienced than us and have longer operating histories, and they also have materially greater financial and other resources than us.  We may not be able to successfully compete with them in the marketplace.

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

The market is highly sensitive to the introduction of new products.  As a result, in order to be competitive, we will need to successfully introduce new products that are accepted by our future customers. Management has positioned TNS as an emerging biotech company with collaborative research projects at major universities, including but not limited to Pennsylvania State University, State College, Pennsylvania and University of Cologne, Cologne, Germany.

We also face competition from many large drug companies.  Many of these drug companies are substantially larger and more experienced than us, have longer operating histories, and have materially greater financial and other resources than us.  These drug companies also have substantially greater political influence and regulatory support for the use of their products.

Government Regulation

In both the United States and foreign jurisdictions, we will be subject to compliance with laws, governmental regulations, administrative determinations, court decisions and similar constraints.  Although the products we plan to produce and distribute are not deemed to be drugs, they are considered  to be dietary supplements and therefore are subject to all regulations regarding products ingested by consumers.   Such laws, regulations and other constraints exist

at the federal, state and local levels in the United States and at all levels of government in foreign jurisdictions.  These regulations include constraints pertaining to (i) the manufacturing, processing, formulating, packaging, labeling, distributing and selling (ii) advertising of products and product claims (iii) transfer pricing, and (iv) method of use.

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

Compliance with applicable FDA and any state or local statutes is crucial. Although we believe that we will be in compliance with applicable statutes, should the FDA amend its guidelines or impose more stringent interpretations of current laws or regulations, we may not be able to comply with these new guidelines.  As a marketer of products that are ingested by consumers, we are always subject to the risk that one or more of our products that currently are not subject to regulatory action may become subject to regulatory action.  Such regulations could require the reformulation of certain products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation regarding the properties of certain products, expanded or different labeling and/or additional scientific substantiation.  Failure to comply with applicable requirements could result in sanctions being imposed on us, or the contract manufacturers of any of our products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution.

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

The DSHEA allows the dissemination of “third party literature”, publications such as reprints of scientific articles linking particular dietary ingredients with health benefits.  Third party literature may be used in connection with the sale of dietary supplements to consumers.  Such a publication may be so used if, among other things, it is not false or misleading, no particular brand of dietary supplement is promoted and a balanced view of available scientific information on the subject matter is presented.  There can be no assurance, however, that all pieces of third party literature that may be disseminated in connection with our products will be determined by the FDA to satisfy each of these requirements, and any such failure could subject the product involved to regulation as a new drug or as a “misbranded” product, causing us to incur substantial fines and penalties.

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

Employees

We have no full-time employees at the present time.  We utilize contractors to market our products.  Our Chief Executive Officer, Marvin S. Hausman, M.D. provides employee like services pursuant to a consulting arrangement which began in November 2008.  In addition, our Vice President for Sales and Marketing, Devin Andres provides employee like services pursuant to a consulting agreement dated March 1, 2010.

Our President, Chief Executive Officer and Chairman, Marvin S. Hausman, M.D. became the Chief Science Officer of Genesis Biopharma, Inc. pursuant to an Employment Agreement dated March 1, 2011 which has an initial two year term.  Under the Employment Agreement Dr. Hausman will perform the duties of a Chief Science Officer in charge of formulating the biotechnology strategy of Genesis Biopharma and other tasks and duties as assigned by the Chief Executive Officer of Genesis Biopharma.  Genesis Biopharma states in the agreement that it understands and approves of the fact that Dr. Hausman is engaged in other business activities and will continue to do so during the term of the Employment Agreement.  Dr. Hausman estimates that he will work less than seven hours per week for Genesis Biopharma.  Under the agreement Dr. Hausman shall receive an annual salary of $78,000 and will have access to medical insurance coverage, will be paid $1,000 per month for office expenses and will be reimbursed for all reasonable and necessary expenses incurred in connection with the performance of his duties.  He was also granted two three year stock options, one to purchase 500,000 shares at $1.25 which vests immediately, and another to purchase 2,000,000 shares of common stock for $1.25, which vests in monthly installments.  Genesis Biopharma is a biopharmaceutical company engaged in the development and commercialization of drugs and other clinical solutions for metastatic cancers and lethal infectious diseases.

 The board of directors of TNS other than Dr. Hausman, have considered the terms of Dr. Hausman’s Employment Agreement with Genesis Biopharma and have determined that while Dr. Hausman’s performance of his duties as Chief Science Officer could impact the amount of time that Dr. Hausman will have available for performing his duties as President, Chief Executive Officer and Chairman of TNS, such impact appears unlikely to materially impair Dr. Hausman’s performance at TNS.  However, the disinterested members of the board of directors will periodically assess the situation to ensure that Dr. Hausman’s performance at TNS is not impaired and that his compensation and reimbursement for expenses is reasonable and not duplicative.

Item 1A. Risk Factors.

RISK FACTORS RELATING TO OUR COMPANY

WE HAVE SIGNIFICANT OUTSTANDING DEBT WHICH WE MUST REPAY WITH INTEREST AND LIMITED REVENUES FROM WHICH TO REPAY SUCH DEBT

We currently have aggregate debt in the principal amount of $612,500 with $300,000 of debt at 6% per annum interest and the other $312,500 of debt at 5% per annum interest.  Of this aggregate amount, $100,000 plus $6,000 in interest matured on December 31, 2010 and the repayment of this debt is under negotiation, $200,000 plus $12,000 in interest is due December 31, 2011 and $312,500 plus interest of approximately $22,000 is due June 30, 2012.  All of the debt is convertible into shares of our company at the option of the relevant payee.  Given that our revenues have not been sufficient to allow for repayment of this debt, we will likely have to undertake private placements of new debt or equity securities to repay these obligations.

WE DID NOT PAY A PROMISSORY NOTE AT THE MATURITY DATE AND IF NEGOTIATIONS CONCERNING THE RESCHEDULING OR REPAYMENT OF THAT DEBT ARE UNSUCCESSFUL THE HOLDER OF THE NOTE COULD DECLARE US IN DEFAULT AND PROCEED AGAINST US.

A promissory note with Larry Johnson in the principal amount of $100,000 with accrued interest of approximately $6,000 matured and was payable in full on December 31, 2010.  The note remains unpaid of the date of this report.  We have been in negotiations with Mr. Johnson concerning replacement of the previous note with a new note with a later maturity date and the issuance of warrants, however such negotiations have not been finalized and other solutions are being pursued including the assumption of the note by a third party.  At Mr. Johnson’s option under the terms of the promissory note, he may proceed against us for costs and expenses of collection, including attorney’s fees, repayment of the principal and accrued interest at maturity, as well as interest from the maturity date at the maximum rate permissible by law.  With cash on hand as of December 31, 2010 of $65,061 repayment of this debt would likely involve taking on additional debt or selling our shares in a private placement on terms that could be unfavorable to our financial position and involve significant dilution to our shareholders.

OUR PRESIDENT, CHIEF EXECUTIVE OFFICER, INTERIM CHIEF FINANCIAL OFFICER AND CHAIRMAN COULD DEVOTE LESS TIME TO OUR BUSINESS BECAUSE OF HIS POSITION AS AN EMPLOYEE AND CHIEF SCIENCE OFFICER OF ANOTHER COMPANY.

Our President, Chief Executive Officer and Chairman, Marvin S. Hausman, M.D. became the part time Chief Science Officer of Genesis Biopharma, Inc. pursuant to an Employment Agreement dated March 1, 2011 which has an initial two year term but which may be terminated by either party with thirty (30) days notice.  Dr. Hausman will perform the duties of a Chief Science Officer in charge of formulating the biotechnology strategy of Genesis Biopharma and other tasks and duties as assigned by the Chief Executive Officer of Genesis Biopharma.  Dr. Hausman estimates that the time required to perform these duties will not exceed seven (7) hours per week and Genesis Biopharma states in the agreement that it understands and approves of the fact that Dr. Hausman is engaged in other business activities and will continue to do so during the term of the Employment Agreement.  Under the agreement Dr. Hausman shall receive an annual salary of $78,000 and may have medical insurance coverage, will be paid $1,000 per month for office expenses and will be reimbursed for all reasonable and necessary expenses incurred in connection with the performance of his duties.  Performance of his duties as Chief Science Officer could impact the amount of time that Dr. Hausman will have available for performing his duties as President, Chief Executive Officer and Chairman of TNS.  The disinterested members of the board of directors will periodically assess the situation to ensure that Dr. Hausman’s performance at TNS is not impaired and that his compensation and reimbursement for expenses is reasonable and not duplicative.  Our board of directors will have to be vigilant to ensure that there are no conflicts of interest on the part of Dr. Hausman concerning his duties at TNS and at Genesis Biopharma.

WE EXPECT LOSSES IN THE FUTURE BECAUSE WE HAVE GENERATED LIMITED REVENUE.

We have generated limited revenues and we expect losses over the next year since we have modest revenues to offset the expenses associated in executing our business plan.  We cannot guarantee that we will ever be successful in generating substantial revenues in the future or becoming profitable.  We recognize that if we are unable to generate substantial revenues, we will not be able to earn profits or continue operations as a going concern.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN TNS.

As discussed in the Notes to Financial Statements included in this annual report, at December 31, 2010 we had a working capital deficit of $(233,492).  We had a net loss of $(1,266,315) for the year ending December 31, 2010 and an accumulated deficit of $2,313,274 from inception (July 19, 2007) through December 31, 2010.

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

OUR INCOME MAY SUFFER IF WE RECEIVE RELATIVELY LARGE ORDERS WITH SHORT LEAD TIMES, OR OUR MANUFACTURING CAPACITY DOES NOT OTHERWISE MATCH OUR DEMAND.

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements.  Fixed costs associated with excess manufacturing capacity could adversely affect our income.  Similarly, if we receive relatively large orders with short lead times, we may not be able to increase our manufacturing capacity to meet product demand, and, accordingly, we will not be able to fulfill orders in a timely manner.  During a market upturn, we may not be able to purchase sufficient supplies to meet increasing product demand.  In addition, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors.  These factors could materially and adversely affect our results.

OUR FUTURE PROFITABILITY IS UNCERTAIN.

We cannot predict our ability to reduce our costs or achieve profitability.  Our research and development expenses are expected to increase as we attempt to develop potential products.  As evidenced by the substantial net losses during 2009 and 2010, losses and expenses may increase and fluctuate from quarter to quarter.  There can be no assurance that we will ever achieve profitable operations.

WE HAVE A LIMITED OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND WE MAY BE UNABLE TO OPERATE PROFITABLY AS A STAND-ALONE COMPANY.

In order to establish our business, we will need to rely on the sales of our products and we incur expenses for advertising, information systems, rent and additional personnel to support these activities in addition to the salary expenses already mentioned.  We therefore expect to incur substantial operating losses for the foreseeable future.  Our ability to become profitable depends on our ability to have successful operations and to generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our absence of any prior operating history.

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

Our officers/directors, in the aggregate, beneficially own approximately or have the right to vote approximately 30% of our outstanding common stock.  As a result, these stockholders, acting together, will have the ability to control matters submitted to our stockholders for approval including:

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

RISKS RELATING TO OUR COMMON SHARES

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE

INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 150,000,000 shares of common stock and 5,000,000 preferred shares.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Total Nutraceutical Solutions common stock, $0.001 par value, has been quoted on the OTC-Bulletin Board under the symbol:  TNUS.OB.  As of the date of this Report, the TNS common stock is quoted on the OTC Bulletin Board under the symbol TNUSE.OB on a temporary basis pending the filing of this Annual Report on Form 10-K.  If this Annual Report is filed on or prior to May 18, 2011, and if TNS files its required periodic reports on a timely basis, the stock symbol will revert to TNUS.OB.   The stock was initially cleared for trading on the OTC-Bulletin Board on November 1, 2007.

The table below sets forth the high and low bid prices of our common stock for each quarter shown,  Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

OTC Bulletin Board (Symbol “TNUS”)
Period	High (US $)	Low (US $)
First Quarter 2009	(1)	(1)
Second Quarter 2009	(1)	(1)
Third Quarter 2009	0.48	0.44(1)
Fourth Quarter 2009	1.25	0.12
First Quarter 2010	0.03	0.01
Second Quarter 2010	0.01	0.01
Third Quarter 2010	0.11	0.01
Fourth Quarter 2010	0.25	0.03
(1) There were no trades during these quarters (2) These bid prices are estimates only, based on price graph information

(b) Holders of Common Stock

As of May 12, 2011, there were approximately 128 shareholders of record of our common stock with 61,362,470 total shares outstanding.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2010.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	0	$0	15,000,000
Total	0	0	15,000,000

The Total Nutraceutical Solutions, Inc. 2010 Stock Incentive Plan was adopted by the board of directors on September 17, 2010 and approved by the stockholders on October 21, 2010.  No grants under the 2010 Stock Incentive Plan were made during the fiscal year ended December 31, 2010.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities that have not previously been disclosed in our periodic reports.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2010 or 2009.

Item 6. Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

Total Nutraceutical Solutions, Inc. is an emerging nutraceutical company with a focus on discovering, formulating and marketing products composed primarily of organic natural mushrooms that contain bioactive nutrients for potential health benefits.  We develop production and analytic technologies for food and nutritional supplements composed primarily of mushrooms.  In addition to preventative healthcare formulations and nutritional approaches to a wide variety of human conditions and illnesses, we also develop and acquire nutritional tools and products in the fields of animal husbandry and livestock feeds.

We have developed mushroom based nutraceutical dietary supplement products that are made entirely of naturally occurring dietary substances which are manufactured under contract by third parties, Columbia Nutritional Services, Inc. of Vancouver, Washington and Pro-Tech Laboratories of Quitman, Texas.  These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.  We sell directly to consumers our own proprietary formulations of over the counter mushroom based nutraceutical products or through our Direct Marketing Affiliates Program (DMAP).

Results of Operations for the year ended December 31, 2010

Revenues and Cost of Goods Sold (in thousands, except percentages):

	For the Years Ended December 31,		Change
	2010	2009	$	%
Revenues	$382	$68	$314	462%
Cost of Goods Sold	156	227	(71)	(31)%

Revenues.  Revenues are generated primarily from the sale of our mushroom based nutraceutical dietary supplement products.  Revenues increased in 2010 compared to 2009 primarily because in 2010 we sold our mushroom supplement products for the entire year, whereas in 2009, we did not begin to sell our products until the third quarter.  In addition we released a new product, Groh, in the second quarter of fiscal 2010 which increased revenues by approximately $20,000.  We also began selling the NuFlex product line through the DMAP in the second quarter of fiscal 2010, which increased revenues by approximately $120,000.

Cost of Goods Sold.    Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold as a percentage of revenue decreased from 334% in fiscal year 2009 to 41% in fiscal year 2010.  Our cost of goods for fiscal year 2009 increased due to the addition to our inventory reserve in our restatement of the 2009 financial statements and our cost of goods for fiscal year 2010 decreased as our production processes have become more efficient in our second year of production.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses (in thousands, except percentages):

	For the Years Ended December 31,		Change
	2010	2009	$	%
Advertising and promotion expenses	$184	$85	$99	116%
Professional fees	141	198	(57)	(29)%
Sales Commission/Consulting fees	374	169	205	121%
General and administrative expenses	418	200	218	109%

Advertising and promotional expenses.    These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The increase from 2009 is primarily due to advertising costs related to the launch of the NuFlex product line by the Direct Marketing Affiliate Program.

Professional fees.    These expenses primarily include the legal, accounting and auditing fees associated with establishing and maintaining the infrastructure of a public company.  The decrease from 2009 is primarily due to lower legal fees.

Sales Commissions/Consulting fees.    These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology and marketing management services.  The increase from 2009 is primarily due to expenses related to a consulting arrangement whereby we issued shares of our common stock in exchange for certain marketing services.

General and administrative expenses.    These expenses primarily include costs related to travel, rent and utilities, insurance, depreciation, product development and bad debt.  The increase from 2009 is partially attributable to bad debt expense from a related party in the DMAP and the reserve for an uncollectible note receivable from a related party.  In addition, product development expenses increased due to a one year research project with a university.  There were also increases in travel, insurance and depreciation expense attributable to the growth in our business.

Other income and expense: Other income and expense consists of interest income, interest expense, and gains or losses related to foreign currency transactions.  The increase from fiscal 2009 is due to the amortization of discounts from warrants and the beneficial conversion feature on convertible notes payable entered into during fiscal 2010.

Inflation

Inflation has not had a significant impact in the current or prior periods.

Significant changes in the number of employees

As of December 31, 2010, we did not have any employees.  We are dependent upon Marvin S. Hausman, M.D., our Chief Executive Officer and Devin Andres our Vice President of Sales and Marketing, each of whom provides employee like services under consulting arrangements for our future business development.  As our operations expand we anticipate the need to hire employees, and contract with additional consultants; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

At December 31, 2010, cash totaled $65,061, compared to $48,141 at December 31, 2009.  The primary reasons for the net increase in 2010 are described below.  Cash is held primarily in general checking accounts.  Working capital was $(233,492) at December 31, 2010, compared to $66,117 at December 31, 2009.  The change in working capital was due primarily to financing activities as discussed below.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Years Ended December 31,
	2010	2009	Change
Net cash provided by (used in):
Operating activities	$(523)	$(555)	$32
Investing activities	(129)	(215)	86
Financing activities	669	545	124
Increase (decrease) in cash and cash equivalents	$17	$(225)	$242

Operating Activities.    The overall net decrease in cash used by operating activities was due primarily to our net loss, offset by an increase in accrued compensation – officer as payments for consulting services, and out of pocket travel expenses as well as office expenses to our Chief Executive Officer Marvin Hausman have been deferred since June 2010, as well as an increase in non-cash activities due to the amortization of the discounts on convertible notes payable entered into in fiscal 2010 and stock based-compensation primarily due to a consulting arrangement whereby we issued shares of our common stock in exchange for certain marketing services.

Investing Activities.    The decrease in net cash flows from investing activities was due primarily to a loan made to a related party in fiscal 2010, partially offset by collections of a lease receivable.

Financing Activities.    The increase in net cash flows from financing activities was due primarily to convertible notes payable entered into during fiscal 2010.  We had borrowings of approximately $550,000 in fiscal 2010 with terms of one to three years.

Future Liquidity.    We have a history of incurring net losses and negative operating cash flows.  We are also deploying new technologies and continue to develop commercial products and services.  Based on our cash on hand, income from operations and the degree to which our burn rate can be reduced while continuing operations, management believes it has sufficient funds to remain operational through June 2011.

We expect our revenues to increase slightly in 2011.  With approximately $177,000 in inventory as of December 31, 2010, increased revenues could help our liquidity position in 2011.  Notwithstanding, we anticipate generating losses in 2011 and therefore we may be unable to continue operations in the future.   In order for us to continue as a going concern and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  We will require additional capital of at least $300,000 to repay debt during our fiscal year ending December 31, 2011 and we intend to raise the monies by undertaking one or more equity private placements.  We may also pursue re-negotiation and re-structuring of the debt.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, reduction in operating costs could jeopardize our ability to launch, market and sell new nutraceutical supplement products necessary to grow and sustain our operations.

Subsequent Events

In January 2011, we issued 2,000,000 shares of common stock to Keith Manfred under a Consulting Agreement dated August 26, 2010 pursuant to which Mr. Manfred has performed various marketing services to TNS.  These shares were registered under a registration statement on Form S-8.

On January 26, 2011, we entered into a convertible note payable with Delta Group Investments Limited (DGI) which replaces the convertible note payable with DGI dated March 26, 2010.  This convertible note payable is in the amount of $312,500 and bears interest at 5% per year and expires on June 30, 2012.  DGI has the option to convert the outstanding note into TNS restricted common shares at $0.06 per share at any time prior to payment in full of the principal balance of the convertible note payable. In connection with the issuance of the convertible note payable, we granted DGI a warrant to purchase 600,000 common shares exercisable at $0.12 per share expiring 3 years from the date of issuance.

Effective February 17, 2011, we entered into a Termination of Profit Sharing Agreement, whereby the DMAP was terminated.  Per this termination agreement, all assets and property of the DMAP will be transferred to TNS.  As managing affiliate of the DMAP, TNS is responsible for the wind up the activities of the DMAP.

On March 15, 2011 we entered into a non-cancelable lease for office and warehouse space.  This lease replaces the existing lease for these premises and expires May 31, 2012.

In April 2011 we issued 1,000,000 shares to MSH Ventures pursuant to an Assignment and Assumption Agreement between TNS and MSH Ventures dated October 26, 2009 under which MSH Ventures assigned all of its rights to an Exclusive License Agreement with the University of Cologne in Germany pertaining to a patent application entitled “Identification of Ergothioneine Transporter and Therapeutic Uses Thereof.”  Our President and Chief Executive Officer, Marvin S. Hausman, M.D. owns a 66% equity interest in MSH Ventures.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Total Nutraceutical Solutions, Inc.

December 31, 2010 and 2009

Index to Consolidated Financial Statements

Contents                                                                                                                                                                            Page(s)

Reports of Independent Registered Public Accounting Firms

27-28

Consolidated Balance Sheets at December 31, 2010 and 2009

29

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009

30

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2010 and 2009

31

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

32

Notes to the Consolidated Financial Statements

33-50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Total Nutraceutical Solutions, Inc.

Stevenson, Washington

We have audited the accompanying consolidated balance sheet of Total Nutraceutical Solutions, Inc. and subsidiary ("the Company") as of December 31, 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Total Nutraceutical Solutions, Inc. and subsidiary as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has a history of incurring net losses and net operating cash flow deficits.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PETERSON SULLIVAN LLP

Seattle, Washington

May 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Total Nutraceutical Solutions, Inc.

Stevenson, Washington

We have audited the accompanying balance sheets of Total Nutraceutical Solutions, Inc. (the “Company”) as of December 31, 2009  and the related statements of operations, stockholders’ equity and cash flows for the year then .  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

The Company’s balance sheet at December 31, 2009, the related statement of operations, statements of stockholders’ equity and cash flows for the year then ended have been restated.  The restatements of the financial statements are described in Note 3.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company had an accumulated deficit at December 31, 2009 and had a net loss and cash used in operations for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

May 18, 2011

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
		(As restated)
Assets
Current Assets:
Cash	$65,061	$48,141
Accounts receivable, net	10,469	3,362
Inventory, net	177,098	177,266
Prepaid expenses	37,814	31,418
Current maturities of lease receivable	11,861	11,328
Other current assets	14,950	-
Total Current Assets	317,253	271,515

Property and Equipment, net	43,217	18,422

Patents and licenses, net	80,994	35,984
Lease receivable, net of current maturities	1,078	12,237

Total Assets	$442,542	$338,158

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$183,973	$178,695
Accrued compensation - officer	157,028	10,000
Short-term convertible notes payable, net of discount - related party	25,000	-
Short-term convertible notes payable, net of discount	170,000	-
Notes payable	14,744	16,703

Total Current Liabilities	550,745	205,398

Long Term Liabilities:
Convertible notes payable, net of discount	196,950	-

Total Liabilities	747,695	205,398

Stockholders' Equity (Deficit)
Preferred stock: $.001 par value, 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $.001 par value, 150,000,000 and 70,000,000 shares authorized, respectively; 58,362,470 and 52,012,470
shares issued and outstanding, respectively	58,363	52,013
Additional paid-in capital	1,959,462	1,148,009
Deferred compensation	(9,704)	(20,303)
Accumulated deficit	(2,313,274)	(1,046,959)

Total Stockholders' Equity (Deficit)	(305,153)	132,760

Total Liabilities and Stockholders' Equity (Deficit)	$442,542	$338,158

See accompanying notes to the consolidated financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2010	December 31, 2009
		(As restated)

REVENUES	$382,051	$67,608

COST OF GOODS SOLD	128,527	61,689
INVENTORY WRITE-DOWN	27,175	164,987
TOTAL COST OF GOODS SOLD	155,702	226,676

GROSS PROFIT (LOSS)	226,349	(159,068)

OPERATING EXPENSES
Advertising and promotion	183,835	84,927
Sales commissions	21,143	8,251
Consulting fee - officer	120,000	120,000
Professional fees	141,475	197,914
Consulting fees	352,802	161,201
General and administrative	418,349	199,828

Total Operating Expenses	1,237,604	772,121

LOSS FROM OPERATIONS	(1,011,255)	(931,189)

OTHER INCOME (EXPENSES)
Interest income	3,264	4,900
Interest expense	(258,070)	(500)
Other income (expense)	(254)	-

Total Other Income (Expense)	(255,060)	4,400

NET LOSS	$(1,266,315)	(926,789)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.02)	$(0.02)

Weighted common shares outstanding
- basic and diluted	53,009,970	51,213,183

See accompanying notes to the consolidated financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common		Additional			Total
	Stock	Par	Paid-in	Deferred	Accumulated	Stockholders'
	Shares	Value	Capital	Compensation	Deficit	Equity (Deficit)
					(As restated)	(As restated)
Balance - December 31, 2008	49,673,750	$49,674	$510,776	$-	$(120,170)	$440,280
Shares issued for cash in February 2009,
net of offering costs of $15,000	600,000	600	104,430			105,030
Issuance of warrants in connection with the
sale of common shares in February 2009			29,970			29,970
Shares issued for agreement in March 2009	720	1	179			180
Shares issued for cash in June 2009,
net of offering costs of $47,068	1,638,000	1,638	265,112			266,750
Warrants issued in connection with the
sale of common shares in June 2009			95,682			95,682
Shares issued for cash in September 2009	100,000	100	24,900			25,000
Warrants issued for future services			66,960	(59,460)		7,500
Issuance of warrants in connection
with convertible note payable in December 2009			22,200			22,200
Beneficial conversion feature in connection
with convertible note payable in December 2009			27,800			27,800
Amortization of deferred compensation				39,157		39,157
Net loss (as restated)					(926,789)	(926,789)
Balance - December 31, 2009 (as restated)	52,012,470	52,013	1,148,009	(20,303)	(1,046,959)	132,760
Issuance of warrants in connection with short-term
convertible notes payable			192,450			192,450
Beneficial conversion feature in connection with short-term
convertible note payable issued in January 2010			194,950			194,950
Shares issued for cash in December 2010,
net of offering costs of $1,500	3,050,000	3,050	25,870			28,920
Issuance of warrants in connection with the
sale of common shares in December 2010			91,580			91,580
Issuance of warrants for future services			32,555	(32,555)
Issuance of common stock for services	3,300,000	3,300	274,048			277,348
Amortization of deferred compensation				43,154		43,154
Net loss					(1,266,315)	(1,266,315)
Balance - December 31, 2010	58,362,470	$58,363	$1,959,462	$(9,704)	$(2,313,274)	$(305,153)

See accompanying notes to the consolidated financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2010	December 31, 2009
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,266,315)	$(926,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,012	2,290
Bad debt expense	117,082	-
Inventory write-down	27,175	164,987
Amortization of discount on convertible notes payable	229,350	-
Stock-based compensation	320,502	39,157
Changes in operating assets and liabilities:
Accounts receivable	(61,689)	(3,362)
Inventory	(27,007)	(7,253)
Prepaid expenses	(6,395)	(5,889)
Other current assets	(14,949)	-
Accounts payable and accrued expenses	5,276	172,201
Accrued compensation - officer	147,028	10,000
NET CASH USED IN OPERATING ACTIVITIES	(522,930)	(554,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances under note receivable - related party	(62,500)	-
Note receivable	-	(135,000)
Purchase of property and equipment	(31,807)	(20,712)
Acquisition of patents and patents pending, net	(45,010)	(35,984)
Lease receivable	(702)	(23,565)
Collections on lease receivable	11,328	-
NET CASH USED IN INVESTING ACTIVITIES	(128,691)	(215,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) stockholder	-	(35,387)
Proceeds from short-term convertible notes payable	250,000	-
Proceeds from note payable	18,606	16,703
Repayment of note payable	(20,565)	(16,539)
Proceeds from notes payable - related parties	-	50,000
Proceeds from convertible notes payable	300,000	-
Proceeds from sale of common stock, net of offering cost	120,500	530,112
NET CASH PROVIDED BY FINANCING ACTIVITIES	668,541	544,889

NET CHANGE IN CASH	16,920	(225,030)
Cash at beginning of period	48,141	273,171
Cash at end of period	$65,061	$48,141

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$690	$500
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Warrants issued for future services	$32,555	$59,460
Receipt of raw materials in lieu of payment of note receivable	$-	$135,000
See accompanying notes to the consolidated financial statements.

Total Nutraceutical Solutions, Inc.

December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

Generic Marketing Services, Inc. was incorporated on July 19, 2007 under the laws of the State of Nevada as a subsidiary of Basic Services, Inc., also a Nevada corporation.   On December 31, 2007, Basic Services spun off Generic Marketing Services.  On October 8, 2008, Generic Marketing Services changed its name to Total Nutraceutical Solutions, Inc. (TNS, the Company, us, we, or our).  We engage in the distribution of organic dietary supplement nutraceutical products in the United States of America.

On March 26, 2010 we entered into a Profit Sharing Agreement or Direct Marketing Affiliates Project (DMAP) with American Charter & Marketing LLC (ACM) and Delta Group Investments Limited (DGI), with the primary focus of undertaking a direct mail marketing campaign designed to sell nutraceutical products developed and manufactured by TNS.  The Company acted as Managing Affiliate.  DGI provided $300,000 in the form of a loan, as starting capital for the project.   The net profits of the DMAP project were to be shared with 25% going to the Company, 25% to DGI, 25% to ACM and 25% as a return on the initial loan.  This agreement was terminated subsequent to December 31, 2010, effective February 17, 2011.

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At December 31, 2010, we had cash and cash equivalents of $65,061.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through June 2011.  In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  The issuance of equity securities will also cause dilution to our shareholders.  If external financing sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including personnel costs, which could jeopardize our future strategic initiatives and business plans.  The accompanying consolidated financial statements have been prepared assuming that the company continues as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to Authoritative Accounting Literature

 In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification (ASC) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with U.S. GAAP, except for additional authoritative rules and interpretative releases issued by the SEC.  While the adoption of the ASC changes how we reference accounting standards, the adoption did not have an impact on our consolidated financial statements.

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP.  Investments for which we possess the power to direct or cause the direction of the management and policies, either through majority ownership or other means, are accounted for under the consolidation method. Material intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements include the accounts of TNS as of December 31, 2010 and 2009 and the accounts of DMAP as of December 31, 2010 and for the period from March 26, 2010 (inception) through December 31, 2010.  All inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

We consider all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $54,582 and zero at December 31, 2010 and 2009, respectively.

Inventory

Inventory, which consists primarily of raw materials to be used in the production of our dietary supplement products, is stated at the lower of cost or market using the first-in, first-out method. We regularly review our inventory on hand and, when necessary, record a provision for excess or obsolete inventory.  The inventory reserve was $149,602 and $164,987 at December 31, 2010 and 2009, respectively.

Property and equipment

Property and equipment are recorded at cost. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statement of operations.  Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

Office equipment	3 years
Production equipment	5 to 7 years
Leasehold improvements	Lesser of lease term or useful life of improvement

Patents

Patents, once issued or purchased, are amortized using the straight-line method over their economic remaining useful lives. All internally developed process costs incurred to the point when a patent application is to be filed are expensed as incurred and classified as research and development costs.  Patent application costs, generally legal costs, are capitalized pending disposition of the individual patent application, and are subsequently either amortized based on the initial patent life granted, generally 15 to 20 years for domestic patents and 5 to 20 years for foreign patents, or expensed if the patent application is rejected.  The costs of defending and maintaining patents are expensed as incurred.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

Our long-lived assets, which include property and equipment, patents and licenses of patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  We determined that there was no impairment of long-lived assets as of December 31, 2010 or 2009.

Lease receivable

We amortize the unearned income and initial direct costs on a direct financing lease to income over the term of the lease to produce a constant periodic rate of return on the net investment in the lease.

Discount on convertible notes payable

We allocate the proceeds received from convertible notes between convertible notes payable and warrants, if applicable. The resulting discount for warrants is amortized using the effective interest method over the life of the debt instrument. After allocating a portion of the proceeds to the warrants, the effective conversion price of the convertible note payable can be determined. If the effective conversion price is lower than the market price at the date of issuance, a beneficial conversion feature is recorded as an additional discount to the convertible note payable. The beneficial conversion feature discount is amortized using the effective interest method over the life of the debt instrument.  The amortization is recorded as interest expense on the consolidated statement of operations.

Derivatives embedded in certain debt securities

We evaluate financial instruments for freestanding or embedded derivatives.  Derivative instruments that have been separated from the host contract and do not qualify for hedge accounting are recorded at fair value with changes in value recognized as other income (expense) in the consolidated statements of operations.

Fair value of financial instruments

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued officer’s compensation, approximate their fair values because of the short maturity of these instruments.  Our lease receivable, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to TNS for similar financial arrangements at December 31, 2010 and 2009.

Fair value measurements

We measure fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. We utilize a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Unobservable inputs where there is little or no market data, which require the reporting entity to develop its own assumptions.

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or 2009, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2010 and 2009.

Revenue recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been performed, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

Revenues from the sale of products, including shipping and handling fees but excluding statutory taxes collected from customers, as applicable, are recognized when shipment has occurred. We sell our products directly to customers.  Persuasive evidence of an arrangement is demonstrated via order and invoice, product delivery is evidenced by a bill of lading from the third party carrier and title transfers upon shipment, the sales price to the customer is fixed upon acceptance of the order and there is no separate sales rebate, discount, or volume incentive.

Shipping and handling costs

Amounts charged to customers for shipping products are included in revenues and the related costs are classified in cost of goods sold as incurred.

Advertising costs

Costs associated with the advertising of our products are expensed as incurred.

Research and development

Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.  These research and development arrangements usually involve one specific research and development project.  We may make non-refundable advances upon signing of these arrangements.  Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized.  Such amounts are recognized as an expense as the related goods are delivered or as the related services are performed.  Management periodically evaluates whether the goods will be delivered or services will be rendered.  If management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment is charged to expense.  Research and development expense was $81,804 and $55,437 in 2010 and 2009, respectively.

Foreign currency transactions

Foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, our functional and reporting currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that we include in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction is reported in net income for the period in which the transaction is settled.

Equity instruments issued to parties other than employees for acquiring goods or services

We account for all transactions in which goods or services are the consideration received for the issuance of equity instruments based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  Currently such transactions are primarily awards of warrants to purchase common stock.

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The assumptions  used to determine the fair value of our warrants are as follows:

-	The expected life of warrants issued represents the period of time the warrants are expected to be outstanding.

-	The expected volatility is based on the historical volatility of comparable companies’ stock over the contractual life of the warrant.

-	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the warrant.

-	The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the warrant.

Income taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our consolidated statements of income in the period that includes the enactment date.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in our consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Should they occur, our policy is to classify interest and penalties related to tax positions as income tax expense.

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Options and warrants to purchase our common stock as well as debt which is convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for 2010 and 2009. The following table presents a reconciliation of basic and diluted loss per share:

	For the Years Ended December 31,
	2010	2009
Numerator:
Net loss applicable to common shareholders	$(1,266,315)	$(926,789)
Denominator:
Weighted-average common shares outstanding	53,009,970	51,213,183
Basic and diluted net loss per share	$(0.02)	$(0.02)

Common stock warrants	14,052,800	5,680,800
Convertible debt including interest	2,828,125	250,000
Excluded dilutive securities	16,880,925	5,930,800

Reclassifications

Certain reclassifications have been made to prior period financial statements and footnotes in order to conform to the current period's presentation.

Segments

We have determined that we operate in one segment for financial reporting purposes.

Recently issued accounting pronouncements

In March 2010, the FASB issued new authoritative guidance regarding revenue recognition to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance began phasing in during the third quarter of 2010. The implementation of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued new authoritative guidance regarding the disclosure of fair value measurements, which clarifies certain existing disclosure requirements as well as requiring new disclosures related to significant transfers between each fair value level as well as requiring additional information about Level 3 activity. This guidance began phasing in during the first fiscal period after December 15, 2009. The implementation of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued new authoritative guidance to require companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. The new guidance is effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010, with earlier application permitted. The early adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated balance sheet, consolidated statement of operations, consolidated statement of stockholders’ equity (deficit) and consolidated statement of cash flows as of and for the year ended December 31, 2009, our management identified certain accounting misstatements.  Accordingly, we have restated those previously issued financial statements.  Details of the restatements are set out below:

(i)

To establish a reserve for excess and obsolete inventory in the amount of $164,987 as of December 31, 2009.

(ii)

To accrue legal fees for services rendered in 2009 in the amount of $67,348 as of December 31, 2009 received by the Company on November 2, 2010.

The restatements resulted in an increase to the 2009 net loss and accumulated deficit at January 1, 2010 of $232,335.  The net cash used in operating activities for 2009 was not changed.

The following table summarizes the impact of the above mentioned adjustments to the financial statement information.

Consolidated balance sheet as of December 31, 2009
	Previously
	Reported	Adjustments	Restated
Inventory, net	$ 342,253	$ (164,987)	$ 177,266
Total current assets	436,502	(164,987)	271,515
Total assets	503,145	(164,987)	338,158
Accounts payable and accrued expenses	111,347	67,348	178,695
Total current liabilities	138,050	67,348	205,398
Total liabilities	138,050	67,348	205,398
Accumulated deficit	(814,624)	(232,335)	(1,046,959)
Total stockholders' equity (deficit)	365,095	(232,335)	132,760

Consolidated statement of operations for the year ended December 31, 2009
	Previously
	Reported	Adjustments	Restated
Inventory write-down	$ -	$ 164,987	$ 164,987
Total cost of goods sold	61,689	164,987	226,676
Gross profit	5,919	(164,987)	(159,068)
Professional fees	130,566	67,348	197,914
Total operating expenses	704,773	67,348	772,121
Loss from operations	(698,854)	(232,335)	(931,189)
Net loss	(694,454)	(232,335)	(926,789)
Net loss per share - basic and diluted	(0.01)		(.02)
Consolidated statement of cash flows for the year ended December 31, 2009
	Previously
	Reported	Adjustments	Restated
Net loss	$ (694,454)	$ (232,335)	$ (926,789)
Inventory write-down	-	164,987	164,987
Change in accounts payable and accrued expenses	104,853	67,348	172,201

NOTE 4 – INVENTORY

Inventory at consisted of the following at:

	December 31, 2010	December 31, 2009
Raw materials	$293,391	$321,229
Finished goods	33,309	21,024
	326,700	342,253
Less reserve for excess and obsolete inventory	(149,602)	(164,987)
	$177,098	$177,266

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation at consisted of the following at:

	December 31, 2010	December 31, 2009
Office equipment	$19,364	$5,261
Production equipment	30,964	15,451
Leasehold improvements	2,192	-
	52,520	20,712
Less accumulated depreciation	(9,303)	(2,290)
	$43,217	$18,422

Depreciation expense was $7,012 and $2,290 for the years ended December 31, 2010 and 2009, respectively.

NOTE 6 - PATENTS AND LICENSES, NET

        Our identifiable long-lived intangible assets are patents and prepaid licenses.  As of December 31, 2010, none of our patents have been completed and are not being amortized.  The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	December 31, 2010	December 31, 2009
Gross carrying amount—patents and licenses	$81,538	$35,984
Accumulated amortization	(544)	-
Patents and licenses, net	$80,994	$35,984

        License amortization expense was $544 and zero for the years ended December 31, 2010 and 2009. Annual aggregate amortization expense for each of the next five years through December 31, 2013 is estimated to be $1,000 per year.

NOTE 7 - LEASE RECEIVABLE

We have entered into an agreement which expires in January 2012, to lease certain production equipment.

The components of the lease receivable for the years ending December 31:

Year ending December 31:
2011	$11,328
2012	1,889
Total minimum lease payments to be received	13,217
Less amounts representing interest	(278)
Present value of total future minimum lease payments to be received	12,939
Less current maturities of lease receivable	(11,861)
Lease receivable, net of current maturities	$1,078

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following at:

	December 31, 2010	December 31, 2009
On November 18, 2010 we entered into a short term financing agreement for principal of $13,810 for director’s and officer’s insurance. Payments are due monthly, with interest at 4.85% per annum.	$12,300	$-

On August 11, 2010 we entered into a short term financing agreement for principal of $4,796 for product liability insurance. Payments are due monthly, with interest at 9.65% per annum.	2,444	-

On November 12, 2009 we entered into a short term financing agreement for principal of $18,750 for director’s and officer’s insurance, and was paid in full August 1, 2010.	-	16,703

	$14,744	$16,703

NOTE 9 – CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Proceeds from the issuance of a $50,000 convertible promissory note and warrants from related parties was allocated between the notes and warrants on a relative fair value basis.  This note bears interest at 6% per annum and matures on December 31, 2011.  The related party note holders are (i) Marvin Hausman, M.D., Chief Executive Officer, Director and Stockholder of TNS and (ii) Philip Sobol, a Director of the TNS.  The total value allocated to the warrants was approximately $22,200.  The fair value of the warrants was determined using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield of 0%, risk-free interest rate of 2.69%,volatility of 80.52% and a contractual life of 5 years.  The value of the warrants was recorded as a debt discount against the proceeds of the note.  In addition, the beneficial conversion feature related to the note was determined to be approximately $27,800.  As a result, the total discount on the note totaled $50,000, and is being amortized over term of the note.  Amortization of debt discount of approximately $25,000 and zero was recorded for 2010 and 2009, respectively.

NOTE 10 – SHORT-TERM CONVERTIBLE NOTES PAYABLE

Proceeds from the issuance of $250,000 from short-term convertible promissory notes and warrants were allocated between the notes and warrants on a relative fair value basis.  The issuance of $250,000 includes one $100,000 promissory note that bears interest at 6% per annum and matures on December 31, 2010.  We are currently negotiating an extension to this note.  In addition, two promissory notes were issued with principal of $100,000 and $50,000 which bear interest at 6% per annum and mature on December 31, 2011.  The total value allocated to the warrants was approximately $123,750.  The fair value of the warrants was determined using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield of 0%, risk-free interest rate of 2.46 – 2.49%, volatility of 72.67 – 78.08% and a contractual life of 5 years.  The value of the warrants was recorded as a debt discount against the proceeds of the notes.  In addition, the beneficial conversion features related to the notes were determined to be approximately $126,250.  As a result, the total discount on the notes totaled $250,000, and is being amortized over term of the notes.  Amortization of debt discount of approximately $170,000 and zero was recorded for 2010 and 2009, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Proceeds from the issuance of a $300,000 convertible promissory note and warrants were allocated between the notes and warrants on a relative fair value basis.  This note bears interest at 5% per annum and matures on March 26, 2013.  The total value allocated to the warrants was approximately $68,700.  The fair value of the warrants was determined using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.64%, volatility of 67.63% and a contractual life of 3 years.  The value of the warrants was recorded as a debt discount against the proceeds of the note.  In addition, beneficial conversion feature related to the note were determined to be approximately $68,700.  As a result, the total discount on the notes totaled $137,400, and is being amortized over term of the note.  Amortization of debt discount of approximately $34,350 and zero was recorded for 2010 and 2009, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

Consulting services from Chairman and CEO

Expense for consulting services provided by the Chairman and CEO were $120,000 for both of the years ended December 31, 2010 and 2009.

Receivables from and payables  to Related Parties

During 2010 we loaned $62,500 to one of the principals of ACM, Gary Ballen.  ACM is one of the affiliates of the DMAP.  The funds were transferred from the DMAP.  In the quarter ended December 31, 2010 we determined that this loan was uncollectible and established a reserve for the entire amount of the loan.

As of December 31, 2010, $54,582 of accounts receivable was due from ACM, one of the affiliates of the DMAP.  In the quarter ended December 31, 2010 we determined that these receivables were uncollectible and established a reserve for the entire $54,582.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

In 2009, we opened a private placement offering to sell a minimum of 1,200,000 units and a maximum of 3,000,000 units, at an offering price of $0.50 per unit.  Each unit is comprised of two shares of common stock, $0.001 par value, and two, three year callable warrants - an "A" warrant to purchase one share of common stock exercisable at $0.75 per share and a "B" warrant to purchase one share of common stock exercisable at $1.00 per share.  This private placement offering closed on June 9, 2009.   On February 5, 2009, 300,000 units or 600,000 shares of common stock were issued to an individual for $150,000.  On June 9, 2009, 819,000 units or 1,638,000 shares of common stock were issued to individuals in exchange for $409,500.  The aggregate amount raised under this offering was $559,500.

On March 31, 2009, 720 shares of common stock were issued as a consulting fee and valued at $180 based on the terms of the consulting agreement.

On September 22, 2009, 100,000 shares of common stock were issued for $25,000 cash to one investor for $0.25 a share.

On January 29, 2010 a Certificate of Amendment to Articles of Incorporation of TNS was filed with the Secretary of State of Nevada. On January 4, 2010, a majority of the stockholders of TNS, holding 54% of the outstanding shares of TNS, pursuant to a written consent in lieu of a special meeting, adopted amendments to the Articles of Incorporation of the corporation.  The amendments involved the change of the name of the corporation from Total Nutraceutical Solutions to

Total Nutraceutical Solutions, Inc. and an increase in the number of shares of common stock authorized to be issued from 70 million shares to 150 million shares.

On August 26, 2010, we entered into a consulting agreement for marketing services.  Under this agreement the consultant will provide certain marketing services in exchange for 4,000,000 shares of our common stock valued at $420,000 at the date of grant, the fair value of service to be rendered which is more reliably measurable.  2,000,000 shares were issued at signing and the remaining shares to be issued on a quarterly basis over the second year of the agreement.

On October 22, 2010, we issued 1,300,000 shares of common stock to a law firm to settle accounts payable of $67,348.

In 2010, we opened a private placement offering to sell up to 6,000,000 units, at an offering price of $0.04 per unit.  Each unit is comprised of one share of common stock, $0.001 par value, and two, three year callable warrants - an "A" warrant to purchase one share of common stock exercisable at $0.15 per share and a "B" warrant to purchase one share of common stock exercisable at $0.30 per share.  This private placement offering closed on December 14, 2010 and 3,050,000 shares of common stock were issued for an aggregate amount of funding of $122,000.

Stock incentive plan

On September 17, 2010, our Board of Directors adopted the Total Nutraceutical Solutions, Inc. 2010 Stock Incentive Plan (the Plan) effective October 21, 2010 upon approval by the stockholders  The Plan provides for awards in the form of restricted shares or options (which may constitute incentive stock options or nonstatutory stock options). The Plan shall be administered by the Board of Directors or a committee of the Board of Directors consisting of two or more directors.

Common shares issuable pursuant to the Plan may be authorized but unissued shares or treasury shares.  The aggregate number of options and restricted shares awarded under the Plan shall not exceed (a) 15 million common shares plus (b) the annual increase in shares of 500,000 as of January 1 of each year, commencing with the year 2012.  If options are forfeited or terminate for any other reason before being exercised, then the corresponding common shares shall again become available for the grant of options or restricted shares under the Plan.  If restricted shares or common shares issued upon the exercise of options are forfeited, then such common shares shall again become available for the grant of nonstatutory stock options (NSOs) and restricted shares under the Plan.  The aggregate number of common shares that may be issued under the Plan upon the exercise of incentive stock options (ISOs) shall not be increased when restricted shares or other common shares are forfeited.

Each grant of an option under the Plan shall be evidenced by a stock option agreement between the optionee and TNS.  Such option shall be subject to all applicable terms of the Plan and may be subject to any other terms that are not inconsistent with the Plan. Options granted to any optionee in a single fiscal year of the company shall not cover more than 500,000 common shares or $100,000 of aggregate fair market value of ISOs exercisable for the first time by an optionee during any calendar year.  The exercise price under an ISO shall in no event be less than 100% of the fair market value of a common share on the date of grant and the exercise price under an NSO shall in no event be less than 85% of the fair market value of a common share on the date of grant. In the case of an NSO, a stock option agreement may specify an exercise price that varies in accordance with a predetermined formula while the NSO is outstanding.

There were no options or restricted shares issued under the Plan in 2010.

Warrants

Outstanding warrants to purchase TNS stock are as follows:

	Shares of Common Stock Issuable
	from Warrants Outstanding as of
Date of Issue	December 31, 2010	December 31, 2009	Exercise Price	Expiration
December 2010	6,115,000	-	$0.15 – $0.30	December 2013
October – December 2010	222,500	-	$0.15 – $0.25	October – December 2015
July – September 2010	32,500	-	$0.20 – $0.25	July - September 2015
June 2010	12,000	-	$0.25	June 2015
June 2010	15,000	-	$0.25	June 2013
March 2010	600,000	-	$0.15	March 2013
January - March 2010	1,375,000	-	$0.10 - $0.25	January – March 2015
October – December 2009	344,000	344,000	$0.10 - $0.25	October – December 2014
October 2009	25,000	25,000	$0.25	October 2012
July – September 2009	50,000	50,000	$0.25	July – September 2014
April – June 2009	100,000	100,000	$0.25	April – June 2014
June 2009	2,461,800	2,461,800	$0.75 - $1.00	June 2012
February 2009	50,000	50,000	$0.25	February 2014
October 2008	2,650,000	2,650,000	$0.30	October 2013
Total	14,052,800	5,680,800

There were no warrants exercised in 2010 or 2009.

Warrants – Consulting Agreements

In 2010, we issued warrants to purchase 407,000 shares of common stock under agreements for consulting services.  These warrants have exercise prices ranging from $0.15 to $0.25 per share and have terms from three to five years.  In 2009, we issued warrants to purchase 319,000 shares of common stock under agreements for consulting services.  These warrants have exercise prices of $0.25 per share and have terms from three to five years.

Our consulting agreements typically have additional warrant issuances in the second and third years of service, if the agreement is considered to be in good standing at the time of issuance.  Unissued warrants to purchase shares of our common stock under consulting agreements were 389,000 and 156,000 at December 31, 2010 and 2009, respectively.

The fair value of the warrants issued under consulting agreements is recorded as deferred compensation.  The amortization of deferred compensation is recorded as consulting expense and was $42,495 and $30,797 for 2010 and 2009, respectively.

Warrants – Private Offerings

In connection with the private placement of common stock on December 14, 2010, we issued warrants to purchase common stock to the investors, and to the placement consultants as a fee.  The fair value of these warrants granted, estimated on the date of grant, has been recorded as additional paid-in capital.  The placement fee was recorded as consulting expense.  There were a total of 3,060,000 warrants to purchase shares of common stock exercisable at $0.15 per share and 3,055,000 warrants to purchase shares common stock exercisable at $0.30 per share.  These warrants have a term of three years.

In connection with the private placement of common stock during 2009, we issued warrants to purchase common stock to the investors, and to the placement consultants as a fee.  The fair value of these warrants granted, estimated on the dates of grant, has been recorded as additional paid-in capital.  The placement fee was recorded as consulting expense.  There were a total of 1,230,900 warrants to purchase shares of common stock exercisable at $0.75 per share and 1,230,900 warrants to purchase shares common stock exercisable at $1.00 per share.  These warrants have a term of three years.

Warrants – Debt Agreements

During the first quarter of fiscal 2010, we issued warrants to purchase 1,250,000 shares of common stock at $0.10 per share in conjunction with the issuance of convertible promissory notes.  The warrants have as term of five years.   The

fair value of these warrants was recorded as debt discount.  The amortization related to these warrants is recorded as interest expense and was $83,990 for 2010.

During the first quarter of fiscal 2010, we issued warrants to purchase 600,000 shares of common stock at $0.15 per share in conjunction with the issuance of convertible promissory notes.  The warrants have as term of three years.   The fair value of these warrants was recorded as debt discount.  The amortization related to these warrants is recorded as interest expense and was $17,150 for 2010.

On December 31, 2009 we issued a warrant to purchase 250,000 shares of common stock at $0.10 per share to a related party in conjunction with the issuance of convertible promissory notes.  The warrant has as term of five years.   The fair value of these warrants was recorded as debt discount.  The amortization related to these warrants is recorded as interest expense and was $11,100 and zero for 2010 and 2009, respectively.

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.  In the fourth quarter of fiscal 2010, we changed the methodology for determining certain inputs to the Black-Scholes model.  The methodology for determining the stock price input was changed from using an historical price to using the stock price on the date of issuance. The methodology for determining the volatility input was changed from using the average volatility over the service period to using the average volatility over the warrant term.  There were no changes to the methodology for determining the remaining Black-Scholes inputs.

In determining the fair value of warrants, we employed the following key assumptions:

	2010	2009
Risk-free interest rate	1.06 – 2.65%	1.16 – 1.93%
Expected dividend yield	0%	0%
Volatility	66.05 – 78.08%	75.67 – 93.00%
Expected life	3 – 5 years	3 – 5 years
Weighted average Black-Scholes value of warrants granted	$0.11	$0.07

NOTE 14 – INCOME TAXES

For the years ended December 31, 2010, and 2009, we incurred net operating losses and, accordingly, no provision for income taxes has been recorded.   In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.   At December 31, 2010, we had approximately $1,508,000 of net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2026.

The components of our deferred tax assets/liabilities as of December 31, are as follows:

	2010	2009
Deferred tax assets:
Reserves and accruals	$ 60,000	$ 56,000
Net operating loss carryforwards	513,000	271,000
Total deferred tax assets	573,000	327,000
Deferred tax liabilities:
Depreciation and amortization	(5,000)	(3,000)
Net deferred tax assets before valuation allowance	568,000	324,000
Less: Valuation allowance	(568,000)	(324,000)
Net deferred tax assets	$ -	$ -

For financial reporting purposes, we have incurred a loss in each period since inception. Based on the available objective evidence, including our history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.   Accordingly, we provided for a full valuation allowance against our net deferred tax assets at December 31, 2010, and 2009.  A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended December 31, is as follows:

	2010	2009
Federal statutory rate	$ (431,000)	$ (315,000)
Nondeductible expenses	187,000	31,000
Change in valuation allowance on deferred tax assets	244,000	284,000
	$ -	$ -

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Leases

We have entered into a non-cancelable operating lease for approximately 3,136 square feet of office and warehouse facilities in Sherwood, Oregon, which expires in May 2012. The lease includes a security deposit of one month’s rent.

Future minimum lease payments for all of our facilities are as follows:

Operating Leases
Years ending December 31:
2011	$23,144
2012	9,250

Total minimum lease payments	$32,394

Rent expense for the years ended December 31, 2010 and 2009 was $25,142 and $9,440, respectively.

NOTE 16 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

During 2009, approximately 31% of our net sales were made to one customer.  There were no significant customer concentrations during 2010.

Vendor Concentrations

During 2009, approximately 38% of our purchases were made from one vendor.  There were no significant vendor concentrations during 2010.

NOTE 17 – SUBSEQUENT EVENTS

In January 2011, we issued 2,000,000 shares of common stock to Keith Manfred under a Consulting Agreement dated August 26, 2010 pursuant to which Mr. Manfred has performed various marketing services to TNS.

On January 26, 2011, we entered into a convertible note payable with DGI which replaces the convertible note payable with DGI dated March 26, 2010.  This convertible note payable is in the amount of $312,500 and bears interest at 5% per year and expires on June 30, 2012.  DGI has the option to convert the outstanding note into TNS restricted common shares at $0.06 per share at any time prior to payment in full of the principal balance of the convertible note payable. In connection with the issuance of the convertible note payable, we granted DGI a warrant to purchase 600,000 common shares exercisable at $0.12 per share expiring 3 years from the date of issuance.

Effective February 17, 2011, we entered into a Termination of Profit Sharing Agreement, whereby the DMAP was terminated.  Per this termination agreement, all assets and property of the DMAP will be transferred to TNS.  As managing affiliate of the DMAP, TNS is responsible for the wind up the activities of the DMAP.

On March 15, 2011 we entered into a non-cancelable lease for office and warehouse space.  This lease replaces the existing lease for these premises and expires May 31, 2012.

In April 2011 we issued 1,000,000 shares to MSH Ventures pursuant to an Assignment and Assumption Agreement between TNS and MSH Ventures dated October 26, 2009 under which MSH Ventures assigned all of its rights to an Exclusive License Agreement with the University of Cologne in Germany pertaining to a patent application entitled “Identification of Ergothioneine Transporter and Therapeutic Uses Thereof.”  Our President and Chief Executive Officer, Marvin S. Hausman, M.D. owns a 66% equity interest in MSH Ventures.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls.  As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U. S. generally accepted accounting principles.

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

As of December 31, 2010 our Chief Executive Officer and Principal Accounting and Financial Officer, Marvin S. Hausman, M.D., assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Principal Accounting and Financial Officer, Marvin S. Hausman, M.D., in connection with the review of our financial statements as of December 31, 2010.  These material weaknesses were also identified in our annual evaluation as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to SEC rules that permit smaller reporting issuers like us to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

When we have sufficient capital resources we will hire new executive officers, including a Chief Accounting and Financial Officer, to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function.  We also intend to appoint additional outside directors to our board of directors after which our board of directors will appoint an audit committee when sufficient funds are available to us.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011.

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

Name	Age	Position

Marvin S. Hausman MD	69	Chief Executive Officer and Chairman since August 28, 2008, Acting Principal Accounting and Financial Officer

Elliot L. Shelton, Esq.	61	Secretary, Director since August 28, 2008.

Devin Andres	35	Vice President for Marketing and Sales since October 22, 2010

Philip A. Sobol MD	56	Director since August 28, 2008.

Biography of Marvin S. Hausman M.D., Chairman and CEO

Dr. Hausman received his M.D. degree from New York University School of Medicine in 1967 and is a Board Certified Urological Surgeon.  He has 30 years of drug development and clinical care experience at various pharmaceutical companies, including working in conjunction with Bristol-Myers International, Mead-Johnson Pharmaceutical Co., and E.R. Squibb.

Dr. Hausman served on the board of directors of OXIS International, Inc. from March 2002 to November 2003.  Subsequently, Dr. Hausman was re-appointed to the board of directors of OXIS in August 2004.  On December 10, 2004, the board of directors appointed Marvin S. Hausman, M.D. to serve as Chairman of the Board, Acting Chief Executive Officer and Acting Chief Financial Officer of OXIS.  In February 2005, Dr. Hausman ceased to be the Chief Executive Officer of OXIS.  In September 2006, Dr. Hausman was again appointed to serve as President and Chief Executive Officer by the board of directors of OXIS.  In June 2008 Dr. Hausman  resigned as President, Chief Executive Officer, Acting Principal Accounting and Financial Officer and Chairman of the Board of OXIS International, Inc. and as a director.  Dr. Hausman served as a director and as Chairman of the Board of Axonyx Inc., a biotechnology company developing drugs for Alzheimer’s disease, from 1997 until the merger of Axonyx into Torrey Pines Therapeutics in October 2006, and had served as President and Chief Executive Officer of Axonyx from 1997 until September 2003 and March 2005, respectively. Dr. Hausman was a co-founder of Medco Research Inc., a pharmaceutical biotechnology company specializing in adenosine products which was subsequently acquired by King Pharmaceuticals.  He has also served as a director of Arbios Technologies, Los Angeles, CA from 2003-2005 and of Regent Assisted Living, Inc., Portland, OR, from 1996-2001.

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

Dr. Hausman’s experience as a medical doctor who also has extensive experience with pharmaceutical and biotechnology companies, both as an executive and as a director, served as a basis for his qualification to be a member of our board of directors.

Biography of Philip A. Sobol, M.D., Director

Dr. Sobol has served on our board of directors since August 2008.  Dr. Sobol is a practicing Orthopedic Surgeon who is the managing director of Sobol Orthopedic Medical Group, Inc., of Southern California.  Dr. Sobol is certified by the American Board of Orthopedic Surgery and a Fellow of the American Academy of Orthopedic Surgery.  From June 2007 to April 2010 Dr. Sobol served as a director of Cordex Pharma, Inc., formerly named Duska Therapeutics, Inc.  Since 2004 he has been a member of S&B Surgery Center Board of Directors, and from 1984 until 1993 he was an Assistant Clinical Professor at the University of Southern California.  Dr. Sobol received his BA degree from the University of Rochester, Rochester, New York and a Medical Doctorate degree from the University of Southern California, Los Angeles, California.  Dr. Sobol’s experience as a medical doctor who also has experience with early stage companies and drug development was the basis for his appointment as a director of our company.

  Dr. Sobol’s experience as a medical doctor who also has experience with early stage companies and drug development was the basis for his appointment as a director of our company.

Biography of Devin Andres, Vice President for Marketing and Sales

Devin Andres was appointed as Vice President for Marketing and Sales on October 22, 2010.  Devin Andres has been compensated as a consultant to TNS from January 1, 2010 to the present, related to developing and integrating of a successful social media strategy for marketing, building the market position of TNS by locating, developing, and defining strategic business positions and maximizing opportunities for TNS and TNS products.  Mr. Andres was the Information Technology and Marketing Director at Willamette Autogroup Pontiac Buick GMC in Salem Oregon from September 2003 to March 2009.  Mr. Andres has also been a consultant to Barrier Pest Control of Sherwood Oregon from 2002 to the present, serving as a technical and business marketing advisor to Barrier’s president to supplement existing marketing campaigns with affordable online marketing solutions and deployed and implemented domain infrastructure to secure and maintain data for over 5,000 customers.  Mr. Andres received a Master of Business Administration from Capella University, Minneapolis, Minnesota in August 2009 and a Bachelor of Science, Information Technologies – Network Communications from Capella University in March 2008.  Mr. Andres’ experience with information technology and marketing was the basis for his appointment as a director.

Biography of Elliot L. Shelton, Director

Mr. Shelton has served on our board of directors since August 2008.  Mr. Shelton received his law degree from Pepperdine University in 1975 and from 1975 until the present has practiced law in the State of California.  He has been Of Counsel, from September 1998 to date, to Fenigstein and Kaufman, a Professional Corporation, and the President of Elliot L. Shelton, a Professional Corporation.  From 1999 to the present, he has been President and Director of the Assisted Living foundation of America, a non-profit corporation. Mr. Shelton has worked as a partner in several law firms, including Mitchell, Silberberg & Knupp, Shea & Gould and, Gold, Marks, Ring & Pepper.  Mr. Shelton’s experience as an attorney with a corporate related practice served as the basis for his appointment as a director of our company.

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors concerning the fiscal year ended December 31, 2010, we believe that as of the date of this report one executive officer and one director were not current in their 16(a) reports.  Devin Andres, our Vice President for Sales and Marketing, failed to file a Form 3 timely.  Philip Sobol, a member of our board of directors, failed to timely report the transfer of 450,000 shares which occurred on November 29, 2010.

Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.

Audit Committee and Financial Expert

We do not have an Audit Committee; our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. We do not currently have a written audit committee charter.

We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations and financial experience of our officers, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended December 31, 2010 for our Chief Executive Officer, (our “Named Executive Officer”) who was appointed on August 14, 2008.  We did not have any other executive officers during the fiscal years ended December 31, 2010 and 2009 who received compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Marvin Hausman CEO, Dir.	2010	0	0	0	0	0	0	$71,816(1)	$71,816
	2009	0	0	0	0	0	0	$199,118(2)	$199,118

(1) All other compensation for 2010 includes payment of $13,816 in reimbursement for travel expenses, $18,000 in reimbursement for office expenses and $40,000 for consulting services pursuant to a consulting arrangement under which Dr. Hausman is being paid $10,000 per month plus $3,000 for office expenses and reimbursement for reasonable travel expenses.

(2) All other compensation for 2009 includes: payment to Marvin Hausman, M.D., of $46,118 in reimbursement for travel expenses, $33,000 to cover office expenses and $120,000 for consulting services pursuant to a consulting arrangement under which Dr. Hausman is being paid $10,000 per month plus reimbursement for reasonable travel expenses.

We do not have an employment agreement with Marvin S. Hausman, M.D., our Named Executive Officer, however we do have a consulting arrangement beginning November 2008 with Dr. Hausman under which he is paid $10,000 per month for his services, $3,000 per month for office expenses and is reimbursed for reasonable travel expenses.  In 2010 Dr. Hausman was paid through May 2010, thereafter, due to a lack of sufficient capital resources, his compensation was accrued, in the amount of $80,000 for this monthly consulting services, $18,000 for office expenses and $49,028 for travel reimbursement.  We do not maintain key-man life insurance for any our executive officers/directors.  We do not have any long-term compensation plans.

Stock Option Grants

We made no grants of stock options or stock appreciation rights to Dr. Hausman during the period from our inception on July 19, 2007 through the fiscal year ending December 31, 2010.

Outstanding Equity Awards at Fiscal Year-Ending December 31, 2010

We did not have any outstanding equity awards as of December 31, 2010 to our Dr. Hausman, our Named Executive Officer.

Option Exercises for Fiscal Year-Ending December 31, 2010

There were no options exercised by our Named Executive Officer in fiscal year ending December 31, 2010.

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

Director Compensation

We did not pay our directors any compensation during fiscal years ending December 31, 2010.  On January 24, 2011 we granted options to Philip Sobol, M.D. and Elliot Shelton, Esq., a portion of which was in compensation for board services rendered in 2009 and 2010.  Dr. Sobol and Mr. Shelton were each granted stock options to purchase 1 million shares of common stock at $0.085 per share with 500,000 options vesting immediately for past service, 250,000 vesting on January 24, 2012 and 250,000 options vesting on January 24, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on May 12, 2011 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors. The percentage of beneficial ownership for the following table is based on 61,362,470 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after May 12, 2011 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Total Nutraceutical Solutions’ common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Marvin S. Hausman, M.D., CEO & Dir. (2)	14,291,666 shares	23.243%
Devin Andres, VP Sales and Marketing (3)	37,500 shares	*
Phil A. Sobol, M.D., Director (4)	1,525,000 shares	2.45%
Elliot L. Shelton, Esq., Director (5)	3,250,000 shares	5.23%
Northwest Medical Research Partners, Inc. (6)	3,500,000 shares	5.70%
Executive officers and directors as a group 4 persons (7)	19,104,166 shares	30.15%

* Less than 1%

1.

Such figures are based upon 61,362,470 shares of our common stock outstanding as of May 12, 2011.  Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

2.

Marvin Hausman’s holdings include 10,000,000 shares of common stock and a five year warrant to purchase 125,000 shares at $0.10 per share.  Dr. Hausman’s  holdings of 14,291,666 shares also include 3,500,000 common shares owned by Northwest Medical Research Partners Inc., which is controlled by Marvin S. Hausman, M.D. and 666,666 our of 1,000,000 shares owned by MSH Ventures, Inc., in which Dr. Hausman has an equity interest of 66.66%.  This number does not include 2,825,760 shares of common stock owned by the adult children of Marvin S. Hausman, M.D.

3.

Devin Andres’ holdings include 37,500 shares issuable upon exercise of a common stock purchase warrant exercisable at $0.25 per share

4.

Phil Sobol’s holdings include 150,000 shares of common stock, 500,000 shares of common stock issuable upon exercise of vested non-statutory stock options exercisable at $0.085 per share granted on January 24, 2011, and a five year warrant to purchase 125,000 shares at $0.10 per share.  Dr. Sobol’s holdings of 1,525,000 shares also include 500,000 shares of common stock and a five year warrant to purchase 250,000 shares at $0.25 per share owned by the Philip and Debra Sobol Trust.

5.

Elliot Shelton’s holdings include 2,500,000 shares of common stock, 500,000 shares of common stock issuable upon exercise of vested non-statutory stock options exercisable at $0.085 per share granted on January 24, 2011, and a five year warrant to purchase 250,000 shares at $0.25 per share.

6.

Northwest Medical Research Partners, Inc., #90 NW Second Street, Stevenson Washington 98648.  The holdings of this company are beneficially owned by Marvin S. Hausman, as described in (2) above

7.

The holdings of the executive officers and directors as a group include an aggregate of 17,316,666 shares of common stock, and 1,787,500 convertible securities exercisable currently or within 60 days of May 12, 2011

Unless indicated otherwise, the address of each person or entity listed above is 80 Columbia Street, Stevenson, Washington 98648.

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

Director Independence

Our Board of Directors has determined that one of our three directors are currently “independent directors” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers.  We are not presently required to have a majority of independent directors.  If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Item 14. Principal Accountant Fees and Services.

Li & Company, PC, served as our principal independent public accountants for the fiscal year ending December 31, 2009.  Our current auditors, Peterson Sullivan LLP, were appointed in March 2011  audited our financial statements for the fiscal year ended December 31, 2010.  Aggregate fees billed to us for the years ended December 31, 2010 and 2009 by Li & Company for review of quarterly reports for those two years and for the 2009 audit were as follows:

Fee Category	Year ended December 31, 2010	Year ended December 31, 2009
Audit fees (1)	$47,000	$9,500
Audit-related fees (2)	689	0
Tax fees (3)	0	0
All other fees (4)	350	0
Total fees	48,035	9,500

(1)

“Audit fees” consists of the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of interim financial statements included in our quarterly reports on Form 10-Q, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)

“Audit-related fees” consists of fees billed for assurance and related services  by the principal accountant  that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	“Tax fees” consists of the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.
(4)

“All other fees” consists of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant other than the services reported in the other sections.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our board of directors pre-approves all services to be provided to us by our independent auditor.  This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules.  Our directors then make a determination to approve or disapprove the engagement of Peterson Sullivan LLP, for the proposed services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)

1.  Financial Statements

The financial statements listed below are filed in Item 8 of Part II of this Form 10-K above:

Consolidated Balance Sheets at December 31, 2010 and December 31, 2009	29
Consolidated Statements of Operations for the Years ended December 31, 2010 and 2009	30
Consolidated Statement of Stockholders’ Equity (Deficit) for the Years ended December 31, 2010 and 2009	31
Consolidated Statements of Cash Flows for the for the Year ended December 31, 2010 and 2009	32

2.  Financial Statement Schedules

Not Applicable

3.  Exhibits specified by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Registrant		8-K	3.1	10/29/2010

3.2	Amended and Restated Bylaws of Registrant		8-K	3.2	09/22/2010

3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008

10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008

10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008

10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008

10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009

10.5	Form of Securities Purchase Agreement		8-K	10.1	09/21/2009

10.6	$50,000 Promissory Note between TNS and Marvin S. Hausman, M.D. and Philip Sobol dated December 30, 2009		8-K	10.1	12/31/2010

10.7	$100,000 Promissory Note between TNS and Larry A. Johnson dated January 12, 2010		8-K	10.1	2/24/2010

10.8	$100,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		8-K	10.2	2/24/2010

10.9	$50,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		10-K	10.9	4/15/2010

10.10	Profit Sharing Agreement between TNS, American Charter & Marketing LLC, and Delta Group Investments, Limited dated March 26, 2010		10-K	10.10	4/15/2010

10.11	Form of Common Stock and Warrant Agreement 2010		8-K	10.1	12/20/2010

10.12	$312,500 Promissory Note between TNS and Delta Group Investments Limited dated January 21, 2011		8-K	10.2	2/22/2010

10.13	Termination of Profit Sharing Agreement dated February 21, 2011		8-K	10.1	2/22/2011

10.14	Lease Agreement between TNS and Sherwood Venture LLC dated March 15, 2011		8-K	10.1	4/6/2011

10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010

10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon on this 18th day of May, 2011.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.

By:	/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D. Chief Executive Officer, Chairman of the Board (Principal Executive Officer) (Principal Financial and Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 18th day of May, 2011.

Signature	Title

/s/ Marvin S. Hausman, M.D.	Chief Executive Officer, Chairman of the Board, Director
Marvin Hausman, M.D.	(Principal Executive Officer)
(Principal Financial and Accounting Officer)

/s/ Philip A. Sobol, M.D.	Director
Philip A. Sobol, M.D.

/s/ Elliot L. Shelton, Esq.	Director
Elliot A. Shelton, Esq.