Form 10-Q
period 2011-03-31
Total Nutraceutical Solutions, Inc.
filed 2011-05-23
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

Commission File Number:  000-52864

Total Nutraceutical Solutions, Inc.

 (Exact name of small business issuer as specified in its charter)

Nevada	26-0561199
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

80 Columbia St., Stevenson, WA 98648

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

On May 23, 2011, 61,362,470 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Total Nutraceutical Solutions, Inc.

March 31, 2011 and 2010

Index to Financial Statements

Contents                                                                                                                                                                                                         Page(s)

Balance Sheets at March 31, 2011  (Unaudited) and December 31, 2010

3

Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited)

4

Statement of Stockholders’ Equity for the Interim Period Ended March 31, 2011 (Unaudited)

5

Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited)

6

Notes to the Financial Statements (Unaudited)

7

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash	$12,792	$65,061
Accounts receivable, net	23,393	10,469
Inventory, net	173,064	177,098
Prepaid expenses	61,550	37,814
Current maturities of lease receivable	9,165	11,861
Other current assets	15,044	14,950

Total Current Assets	295,008	317,253

Property and Equipment, net	43,415	43,217

Patents and license, net	88,713	80,994
Lease receivable, net of current maturities	1,078	1,078

Total Assets	$428,214	$442,542

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$194,523	$183,973
Accrued compensation - officer	234,236	157,028
Short-term convertible notes payable, net of discount-related party	31,250	25,000
Short-term convertible notes payable, net of discount	190,000	170,000
Notes payable	8,591	14,744

Total Current Liabilities	658,600	550,745

Long Term Liabilities:

Convertible notes payable, net of discount	37,029	196,950

Total Long Term Liabilities	37,029	196,950

Total Liabilities	695,629	747,695

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 70,000,000 shares authorized,
61,632,470 and 58,362,470 shares issued and outstanding,	61,363	58,363
respectively
Additional paid-in capital	2,625,678	1,959,462
Deferred compensation	(1,082)	(9,704)
Advance on stock subscription	42,800	-
Accumulated deficit	(2,996,174)	(2,313,274)

Total Stockholders' Equity (Deficit)	(267,415)	(305,153)

Total Liabilities and Stockholders' Equity (Deficit)	$428,214	$442,542

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ending	Ending
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

REVENUES	$84,237	$24,898

COST OF GOODS SOLD	39,447	19,506

GROSS PROFIT	44,790	5,392

OPERATING EXPENSES
Advertising and promotion	22,655	91,850
Sales commissions	-	9,965
Consulting fees - officer	30,000	30,000
Professional fees	32,007	-
Consulting fees	240,621	46,242
Impairment of intangible asset	100,000	-
General and administrative	227,450	86,531

Total Operating Expenses	652,733	264,588

LOSS FROM OPERATIONS	(607,943)	(259,196)

OTHER (INCOME) EXPENSE
Interest income	(136)	(277)
Interest expense	75,093	42,916

Total Other (Income) Expense	74,957	42,639

LOSS BEFORE TAXES	(682,900)	(301,835)

INCOME TAXES	-	-

NET LOSS	$(682,900)	$(301,835)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.01)

Weighted common shares outstanding
- basic and diluted	60,918,070	52,012,470

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2010 AND FOR THE INTERIM PERIOD ENDED MARCH 31, 2011
(UNAUDITED)

	Common		Additional		Advance		Total
	Stock	Par	Paid	Deferred	on Stock	Accumulated	Stockholders'
	Shares	Value	In Capital	Compensation	Subscription	Deficit	Equity

Balance - December 31, 2009	52,012,470	52,013	1,148,009	(20,303)	-	$(1,046,959)	$132,760

Issuance of warrants in connection with
convertible notes payable			192,450				192,450
Beneficial conversion feature in connection with
convertible note payable			194,950				194,950
Shares issued for cash in December 2010,
net of offering costs of $1,500	3,050,000	3,050	25,870				28,920
Issuance of warrants in connection with the
sale of common shares in December 2010			91,580				91,580
Issuance of warrants for future services			32,555	(32,555)
Issuance of common stock for services	3,300,000	3,300	274,048				277,348
Amortization of deferred compensation				43,154			43,154
Net loss						(1,266,315)	(1,266,315)

Balance - December 31, 2010	58,362,470	$58,363	$1,959,462	$(9,704)	$-	$(2,313,274)	$(305,153)

Advance on stock subscription					42,800		42,800
Issuance of warrants in connection with
convertible notes payable			45,937				45,937
Beneficial conversion feature in connection with
convertible note payable			167,030				167,300
Issuance of common stock for license agreement	1,000,000	1,000	99,000				100,000
Issuance of common stock for services	2,000,000	2,000	208,000				210,000
Stock compensation			146,249				146,249
Amortization of deferred compensation				8,622			8,622
Net loss						(682,900)	(682,900)

Balance - March 31, 2011	61,362,470	$61,363	$2,625,678	$(1,082)	$42,800	$(2,996,174)	$(267,415)

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(682,900)	$(301,835)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,511	1,726
Impairment of intangible asset	100,000
Amortization of discount on convertible notes	66,796	39,327
Stock-based compensation	364,870	13,741
Changes in operating assets and liabilities:
Accounts receivable	(12,924)	401
Inventory	4,034	(32,996)
Prepaid expenses	(23,736)	(39,268)
Other current assets	(94)	(50,581)
Accounts payable and accrued expenses	10,551	67,518
Accrued compensation - officer	89,708	16,000

NET CASH USED IN OPERATING ACTIVITIES	(81,184)	(285,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances under note receivable - related party	-	(12,500)
Purchase of property and equipment	(2,709)	(11,332)
Acquisition of patents and patents pending, net	(7,719)	(16,596)
Collections on lease receivable	2,696	729

NET CASH USED IN INVESTING ACTIVITIES	(7,732)	(39,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance on stock subscription	42,800	-
Proceeds from convertible notes payable	-	100,000
Repayment of note payable	(6,153)	(6,196)
Proceeds from convertible notes payable	-	450,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,647	543,804

NET CHANGE IN CASH	(52,269)	218,138

Cash at beginning of period	65,061	48,141

Cash at end of period	$12,792	$266,279

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$136	$464
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING
AND INVESTING ACTIVITIES:
Stock issued for license	$100,000	$-
Warrants issued in connection with notes payable	$45,937	$-
Warrants issued for future services	$-	$18,750

See accompanying notes to the financial statements.

Total Nutraceutical Solutions, Inc.

March 31, 2011 and 2010

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

On March 26, 2010 we entered into a Profit Sharing Agreement or Direct Marketing Affiliates Project (DMAP) with American Charter & Marketing LLC (ACM) and Delta Group Investments Limited (DGI), with the primary focus of undertaking a direct mail marketing campaign designed to sell nutraceutical products developed and manufactured by TNS.  We acted as Managing Affiliate.  DGI provided $300,000 in the form of a loan, as starting capital for the project.   The net profits of the DMAP project were to be shared with 25% going to the Company, 25% to DGI, 25% to ACM and 25% as a return on the initial loan.  This agreement was terminated subsequent to December 31, 2010, effective February 17, 2011.

While the Company is attempting to generate sufficient revenues, our cash position may not be sufficient to support our daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon our ability to generate sufficient revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on May 18, 2011.

The consolidated financial statements include all accounts of TNS as of March 31, 2011 and 2010 and for the interim periods then ended; and all accounts of DMAP as of February 17, 2011 and for the period from March 26, 2010 (inception) through December 31, 2010.  All inter-company balances and transactions have been eliminated.

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

Inventory

Inventory, which consists primarily of raw materials to be used in the production of our dietary supplement products, is stated at the lower of cost or market using the first-in, first-out method. We regularly review our inventory on hand and, when necessary, record a provision for excess or obsolete inventory.  The inventory reserve was $149,602 at March 31, 2011 and December 31, 2010, respectively.

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

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued officer’s compensation, approximate their fair values because of the short maturity of these instruments.  Our lease receivable, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to TNS for similar financial arrangements at March 31, 2011 and 2010.

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or 2010, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2011 and 2010.

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

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The assumptions  used to determine the fair value of our warrants are as follows:

•	The expected life of warrants issued represents the period of time the warrants are expected to be outstanding.

•	The expected volatility is based on the historical volatility of comparable companies’ stock over the contractual life of the warrant.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the warrant.

•	The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the warrant.

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Options and warrants to purchase our common stock as well as debt which is convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for 2011 and 2010. The following table presents a reconciliation of basic and diluted loss per share:

	For the Period Ended March 31,
	2011	2010
Numerator:
Net loss applicable to common shareholders	$(682,900)	$(301,835)
Denominator:
Weighted-average common shares outstanding	60,918,070	52,012,470
Basic and diluted net loss per share	$(0.01)	$(0.01)
Common stock warrants	14,652,800	10,405,800
Convertible debt including interest	6,879,063	2,465,625
Excluded dilutive securities	21,531,863	2,871,425

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

NOTE 3 – INVENTORY

Inventory at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials	$285,813	$293,391
Finished goods	36,853	33,309
	322,666	326,700
Less reserve for excess and obsolete inventory	(149,602)	(149,062)
	$173,064	$177,098

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Office equipment	$22,072	$19,364
Production equipment	30,964	30,964
Leasehold improvements	2,192	2,192
	55,228	52,520
Less accumulated depreciation	(11,813)	(9,303)
	$43,415	$43,217

NOTE 5 – NOTE PAYABLE

Note payable at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
On November 18, 2010 we entered into a short term financing agreement for principal of $13,810 for director’s and officer’s insurance. Payments are due monthly, with interest at 4.85% per annum.	$7,603	$12,300

On August 11, 2010 we entered into a short term financing agreement for principal of $4,796 for product liability insurance. Payments are due monthly, with interest at 9.65% per annum.	988	2,444

	$8,591	$14,744

NOTE 6 – SHORT-TERM CONVERTIBLE NOTE PAYABLE

Proceeds from the issuance of $250,000 from short-term convertible promissory notes and warrants were allocated between the notes and warrants on a relative fair value basis.  The issuance of $250,000 includes one $100,000 promissory note that bears interest at 6% per annum and matured on December 31, 2010.  We are currently negotiating an extension to this note.  In addition, two promissory notes were issued with principal of $100,000 and $50,000 which bear interest at 6% per annum and mature on December 31, 2011.  The total value allocated to the warrants was approximately $123,750.  The fair value of the warrants was determined using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield of 0%, risk-free interest rate of 2.46 – 2.49%, volatility of 72.67 – 78.08% and a contractual life of 5 years.  The value of the warrants was recorded as a debt discount against the proceeds of the notes.  In addition, the beneficial conversion features related to the notes were determined to be approximately $126,250.  As a result, the total discount on the notes totaled $250,000, and is being amortized over term of the notes.  Amortization of debt discount of approximately $45,600 and $10,000 was recorded for the three months ending March 31, 2011 and 2010, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Proceeds from the issuance of a $50,000 convertible promissory note and warrants from related parties was allocated between the notes and warrants on a relative fair value basis.  This note bears interest at 6% per annum and matures on December 31, 2011.  The related party note holders are (i) Marvin Hausman, M.D., Chief Executive Officer, Director and Stockholder of TNS and (ii) Philip Sobol, a Director of the TNS.  The total value allocated to the warrants was approximately $22,200.  The fair value of the warrants was determined using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield of 0%, risk-free interest rate of 2.69%,volatility of 80.52% and a contractual life of 5 years.  The value of the warrants was recorded as a debt discount against the proceeds of the note.  In addition, the beneficial conversion feature related to the note was determined to be approximately $27,800.  As a result, the total discount on the note totaled $50,000, and is being amortized over term of the note.  Amortization of debt discount of approximately $6,250 was recorded for three months ending March 31, 2011 and 2010, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Proceeds from the issuance of a $312,500 convertible promissory note and warrants were allocated between the note and warrants on a relative fair value basis.  This note bears interest at 5% per annum and matures on June 30, 2012.  This note was issued in replacement of a $300,000 convertible promissory note which had a maturity date of March 26, 2013.  The total value allocated to the warrants was approximately $45,900.  The fair value of the warrants was determined using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.05%, volatility of 192.8% and a contractual life of 3 years.  In addition, approximately $49,900 of the value of the warrants issued under the previous note remained unamortized. The value of the warrants was recorded as a debt discount against the proceeds of the note.  The beneficial conversion feature related to the note was determined to be approximately $216,600.  As a result, the total discount on the note totaled $312,500, and is being amortized over term of the note.  Amortization of debt discount of approximately $40,500 and zero was recorded for 2011 and 2010, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Consulting services from Chairman and CEO

Consulting services provided by and compensation to the Chairman and CEO were $30,000 for the three months ended March 31, 2011 and 2010, respectively.

Receivables from and payables to Related Parties

During the first quarter of 2010 we loaned $12,500 to one of the principals of ACM, Gary Ballen. ACM is one of the affiliates of the DMAP. In the quarter ended December 31, 2010 we determined that this loan was uncollectible and established a reserve for the entire amount of the loan.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common stock

On August 26, 2010, we entered into a consulting agreement for marketing services.  Under this agreement the consultant will provide certain marketing services in exchange for 4,000,000 shares of our common stock valued at $420,000 at the date of grant, based upon the stock price on the grant date.  2,000,000 shares were issued at signing 2,000,000 shares were issued on January 3, 2011.

On February 3, 2011, our board of directors approved a grant of 1,000,000 shares of common stock to a third party in consideration for an Assignment and Assumption Agreement.  The stock was valued at $70,000 at the date of grant based upon the stock price on the grant date.  The shares were issued in April, 2011.

Stock incentive plan

During the first quarter of fiscal 2011, we granted 2,379,998 options under our 2010 Stock Incentive Plan with a contractual term of 10 years and an aggregate fair value on the date of grant of $231,465.  The vesting schedule of these options ranges from immediate vesting to vesting over two years.

Stock-based compensation expense is recognized using the straight-line attribution method over the optionees’ requisite service period.  Stock-based compensation expense of approximately $146,250 and zero was recorded for three months ending March 31, 2011 and 2010, respectively, as a component of general and administrative expense.

We use the Black-Scholes option-pricing model to determine the fair value of options on the date of grant.  In determining the fair value of options, we employed the following key assumptions.  There were no stock option grants during the quarter ended March 31, 2010:

Three months ended
March 31, 2011
Expected dividend yield	—
Expected stock price volatility	187.22% - 187.30%
Risk-free interest rate	1.98% – 2.03%
Expected term (in years)	5 – 5.4 years
Weighted-average grant date fair-value	$0.097

Warrants

During the first quarter of fiscal 2010, we issued warrants to purchase 125,000 shares of common stock under agreements for consulting services. These warrants have exercise prices of $0.25 per share and have terms of five years.  There were no warrants issued under agreements for consulting services in the first quarter of fiscal 2011.  The fair value of the warrants issued under consulting agreements is recorded as deferred compensation. The amortization of deferred compensation is recorded as consulting expense and was $8,621 and $13,741 for the three months ending March 31, 2011 and 2010, respectively.

During the first quarter of fiscal 2011, we issued warrants to purchase 600,000 shares of common stock at $0.12 per share in conjunction with the issuance of convertible promissory notes.  The warrants have a term of three years.   The fair value of these warrants was recorded as debt discount.  The amortization related to these warrants is recorded as interest expense and was $40,546 and zero for the three months ending March 31, 2011 and 2010, respectively.

During the first quarter of fiscal 2010, we issued warrants to purchase 1,250,000 shares of common stock at $0.10 per share in conjunction with the issuance of convertible promissory notes. The warrants have as term of five years. The fair value of these warrants was recorded as debt discount.  The amortization related to these warrants is recorded as interest expense and was $22,556 and $16,325 for the three months ending March 31, 2011 and 2010, respectively.

During the first quarter of fiscal 2010, we issued warrants to purchase 600,000 shares of common stock at $0.15 per share in conjunction with the issuance of convertible promissory notes. The warrants have as term of three years. The fair value of these warrants was recorded as debt discount. The amortization related to these warrants is recorded as interest expense and was $5,725 and zero for the three months ending March 31, 2011 and 2010, respectively.

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant. In the first quarter of fiscal 2011, we changed the methodology for determining certain inputs to the Black-Scholes model. The methodology for determining the volatility was changed from using an average volatility of comparable companies within TNS’ industry to using an average of TNS’ volatility and the comparable companies’ volatility. There were no changes to the methodology for determining the remaining Black-Scholes inputs.

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.  In determining the fair value of warrants, we employed the following key assumptions:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Expected dividend yield	—	—
Expected stock price volatility	192.80%	72.67%
Risk-free interest rate	1.05%	2.65%
Expected term (in years)	3 years	5 years
Weighted-average grant date fair-value	$ 0.09	$0.15

NOTE 11 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date of March 31, 2011 through May 23, 2011, the date when the financial statements were issued to determine if they must be reported.  We determined that there were no reportable subsequent events to be disclosed.

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

We also use our ingredients in nutraceutical products that we formulate and market to consumers.  We have developed mushroom based nutraceutical dietary supplement products that are made entirely of naturally occurring dietary substances which are manufactured under contract by third party contractors, Columbia Nutritional Services, Inc. of Vancouver, Washington and Pro-Tech Laboratories of Quitman, Texas.  We currently market four natural organic nutraceutical mushroom dietary supplement products, ImmuSANO and GlucoSANO for human consumption, Gröh, which has been designed to nutritionally support hair follicles and  nail beds, and EquiSANO for the equine market.  These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.  We sell our ingredients directly to manufacturers of cosmetic and nutraceutical products and indirectly through resellers.  We market and sell our consumer products directly to consumers utilizing network marketing programs, direct mail order, internet marketing, and commission sales people and indirectly through resellers.  Our current portfolio of consumer products include proprietary formulations of over the counter mushroom based nutraceutical products produced by outside contract manufacturers.  Fulfillment and distribution is performed at facilities in Stevenson, Washington, Sherwood, Oregon and Quitman, Texas.

We utilize novel clinical models, biomarkers, and analytical tools to validate the nutritional and clinical efficacy of our ingredients and the products that incorporate them.  Our scientific strategy and technology platform initially focused on the unique manufacturing and health benefits of specific bioactive nutrients found in certain whole natural mushrooms and their mycelial biomasses (mushroom powder and its active components).  In early 2011, we expanded into curcumin extracted from tumeric.

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

Quarterly Highlights

In January 2011, we issued 2,000,000 shares of common stock to Keith Manfred under a Consulting Agreement dated August 26, 2010 pursuant to which Mr. Manfred has performed various marketing services to TNS.

Effective January 26, 2011, we entered into a convertible note payable with Delta Group Investments Limited (DGI) which replaces the convertible note payable with DGI dated March 26, 2010.  This convertible note payable is in the amount of $312,500 and bears interest at 5% per year and expires on June 30, 2012.  DGI has the option to convert the outstanding note into TNS restricted common shares at $0.06 per share at any time prior to payment in full of the principal balance of the convertible note payable. In connection with the issuance of the convertible note payable, we granted DGI a warrant to purchase 600,000 common shares exercisable at $0.12 per share expiring 3 years from the date of issuance.

On Jaunary 27, 2011 TNS entered into an Investment Banking and Business Development Agreement with Corporate Finance Resources, Inc. (CFR) under which will serve as a non-exclusive placement agent concerning private placements, business combinations and business development transactions (such as customer, vendor, supplier or distributor arrangements).  Under the agreement TNS will compensate CFR with cash and equity fees in relations to transactions which are not excluded from the investment banking agreement with CFR.  In addition TNS agreed to issue seven year warrants to purchase one million shares of common stock at $0.10 per share to CFR, with 25% becoming exercisable upon the effective date of the agreement, 25% upon the date that offering materials for a private placement are first distributed, 25% upon the date that a covered transaction occurs and consideration is paid upon closing and the final 25% (or 100% if some of the earlier milestones had not occurred yet) upon the earlier to occur of the receipt of $500,000 in consideration from a closing or the expiration, suspension or termination of a covered private placement offering.  Subsequently CFR agreed to delay the initial issuance of the warrants until May 31, 2011.  No warrants have been issued under this agreement to date.

Effective February 17, 2011, we entered into a Termination of Profit Sharing Agreement, whereby the DMAP was terminated.  Per this termination agreement, all assets and property of the DMAP were transferred to TNS.  As managing affiliate of the DMAP, TNS was responsible for the wind up the activities of the DMAP.

On March 15, 2011 we entered into two lease agreements with Sherwood Venture LLC for premises located at 1499 S.W. Tualatin-Sherwood Road, Sherwood, Oregon 97140, with both leases terminating on May 31, 2012.  With the two new leases, TNS will pay an aggregate of $1,950 per month for 3,520 square feet of office and warehouse space.

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

Results of Operations for the quarter ended March 31, 2011

During the three months ended March 31, 2011, we had a net loss of $(682,900) versus a $(301,835) net loss for the same period last year.  The increase in the net loss was primarily attributable to increased operating expenses.   Our total operating expenses increased from $264,588 for the three months ended March 31, 2010 to $652,734 for the three months ended March 31, 2011.  This increase was due primarily to an increase in consulting fees primarily due to expenses related to a consulting arrangement whereby we issued shares of our common stock in exchange for certain marketing services, an increase in general and administrative expense due to stock compensation expense related to the issuance of stock options, and impairment expense related to the write-off of an intangible asset..  Total  liabilities decreased modestly from $747,695 at December 31, 2010 to $695,628 for the three months ended March 31, 2011.

Revenues

Revenues and Cost of Goods Sold (in thousands, except percentages):

	For the Quarters Ended March 31,		Change
	2011	2010	$		%
Revenues	$84	$25		$59	70%
Cost of Goods Sold	39	20		19	49%

Revenues.  Revenues are generated primarily from the sale of our mushroom based nutraceutical dietary supplement products.  We generated $84,237 in revenues for the three months ended March 31, 2011 as compared to $24,898 in revenues for the same period last year.  The increase in revenues was primarily due to the increase in the number of products we are marketing and the addition of our ingredients business.  Revenues increased in quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 primarily because in the first quarter of 2010 we sold only three mushroom supplement products, whereas in first quarter of 2011, we were selling a fourth mushroom supplement product, Groh, as well as the NuFlex product line, and natural ingredients that can be used in organic nutraceutical and cosmetic products.  Overall, approximately 21% of our revenues came from sales of GlucoSANO and ImmunoSANO, 19% from sales of Nu-Flex products, 18% from sales of Groh, 17% from sales of EquiSANO, 11% from sales of bulk mushroom substrate and 9% from sales of ingredients.

Cost of Goods Sold.    Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Our cost of goods sold was $39,447 for the quarter resulting in a gross profit of $44,790 as compared to a cost of goods sold of $19,506 and a gross profit o f $5,392 for the three months ended March 31, 2010.  Cost of goods sold as a percentage of revenue decreased from 80% in fiscal year 2010 to 46% in fiscal year 2011.  Our cost of goods as a percentage of revenue for first quarter of 2011 decreased from the first quarter of 2010as our production processes have become more efficient in our second year of production.

Going Concern

Our independent auditors have included an explanatory paragraph in their report on the 2010 financial statements regarding substantial doubt about our ability to continue as a going concern.  Our 2010 financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of March 31, 2011, we did not have any employees.  Our Chief Executive Officer, Marvin S. Hausman, M.D. and our Vice President for Marketing and Sales, Devin Andres each provide employee like services pursuant to consulting arrangements.  As our operations expand, we anticipate the need to hire employees however, the exact number of employees that would be hired is not quantifiable at this time.

Liquidity and Capital Resources

As of March 31, 2011 we had cash of $12,792 as compared with cash of $65,061 on December 31, 2010.  We have incurred debts in an aggregate principal amount of $612,500 at various rates of interest, of which $100,000 plus 6% interest matured on December 31, 2010 and remains unpaid.  The restructuring of this debt is under negotiation.  In preparation for the termination of the DMAP in February 2011, effective on January 26, 2011 we restructured $300,000 of debt plus accrued interest of $12,500 with a maturity date of March 26, 2013 with Delta Group Investments, one of the DMAP partners, creating a new promissory note in the principal amount of $312,500 plus interest at 5% and a maturity date of June 30, 2012.  The rest of the debt in the aggregate principal amount of $200,000 plus interest at 6% matures on December 31, 2011.  Given the revenues received after the quarter end, management believes it has sufficient funds to remain operational through June 2011.

We anticipate that we will continue to generate losses during the remainder of this fiscal year and therefore, unless we are able to raise capital through equity private placements we may be unable to continue operations in the future.  We have undertaken a private placement of units consisting of shares and common stock purchase warrants starting in January 2011 which we expect to close at the end of May 2011.  Additional working capital may also be sought through additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these.  The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

New Accounting Standards

Please see Note 2 of the Notes to Financial Statements in this quarterly report concerning new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2010, Item 9A filed on May 18, 2011 still exist, and therefore our disclosure controls and procedures were not effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

As of the end of the quarter ended March 31, 2011, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and the discussion above in Part I, Item 2, under " Liquidity and Capital Resources.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Registrant		8-K	3.1	10/29/2010
3.2	Amended and Restated Bylaws of Registrant		8-K	3.2	09/22/2010
3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008
10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008
10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008
10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008
10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009
10.5	Form of Securities Purchase Agreement		8-K	10.1	09/21/2009
10.6	$50,000 Promissory Note between TNS and Marvin S. Hausman, M.D. and Philip Sobol dated December 30, 2009		8-K	10.1	12/31/2010
10.7	$100,000 Promissory Note between TNS and Larry A. Johnson dated January 12, 2010		8-K	10.1	2/24/2010
10.8	$100,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		8-K	10.2	2/24/2010
10.9	$50,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		10-K	10.9	4/15/2010
10.10	Profit Sharing Agreement between TNS, American Charter & Marketing LLC, and Delta Group Investments, Limited dated March 26, 2010		10-K	10.10	4/15/2010
10.11	Form of Common Stock and Warrant Agreement 2010		8-K	10.1	12/20/2010
10.12	$312,500 Promissory Note between TNS and Delta Group Investments Limited dated January 26, 2011		8-K	10.2	2/22/2010
10.13	Termination of Profit Sharing Agreement dated February 21, 2011		8-K	10.1	2/22/2011
10.14	Lease Agreement between TNS and Sherwood Venture LLC dated March 15, 2011		8-K	10.1	4/6/2011
10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010
10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Total Nutraceutical Solutions, Inc.

May 23, 2011	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)