Form 10-K/A
period 2010-12-31
Total Nutraceutical Solutions, Inc.
filed 2011-06-28
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K filed by Total Nutraceutical Solutions, Inc. (the “Company”) on May 18, 2011 (the “Original Annual Report”) corrects a typographical error as reported on the cover page of the Original Annual Report which indicated by check mark incorrectly that the Company had not filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months.

Except as described above, the remainder of the Original Annual Report is unchanged and this Amendment does not reflect any event occurring after the date of the Original Annual Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(3)  Exhibits

The following information required under this item is filed as part of this report:

31.1*

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbannes Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbannes Oxley Act of 2002.

32.1*

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

_______

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon on this 28th day of June, 2011.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.

By:	/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D. Chief Executive Officer, Chairman of the Board (Principal Executive Officer) (Principal Financial and Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 28th day of June, 2011.

Signature	Title

/s/ Marvin S. Hausman, M.D.	Chief Executive Officer, Chairman of the Board, Director
Marvin Hausman, M.D.	(Principal Executive Officer)
(Principal Financial and Accounting Officer)

/s/ Philip A. Sobol, M.D.	Director
Philip A. Sobol, M.D.

/s/ Elliot L. Shelton, Esq.	Director
Elliot A. Shelton, Esq.

3