Form 10-Q
period 2011-06-30
Total Nutraceutical Solutions, Inc.
filed 2011-08-22
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

[ ]	TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission File Number:  000-52864

Total Nutraceutical Solutions, Inc.

 (Exact name of Registrant as specified in its charter)

Nevada	26-0561199
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

80 Columbia St., Stevenson, WA 98648

 (Address of principal executive offices)

(509) 427-5132

 (Registrant’s telephone number)

__________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES [  ] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

On August 22, 2011, 61,976,757 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash	$11,289	$65,061
Accounts receivable, net	45,430	10,469
Inventory, net	143,700	177,098
Prepaid expenses	14,874	37,814
Current maturities of lease receivable	7,467	11,861
Other current assets	296	14,950
Total Current Assets	223,056	317,253

Property and Equipment, net	39,534	43,217
Patents and license, net	90,590	80,994
Lease receivable, net of current maturities	-	1,078
Total Assets	$353,180	$442,542

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$255,901	$183,973
Accrued compensation - officer	246,426	157,028
Short-term convertible notes payable, net of discount-related party	37,500	25,000
Short-term convertible notes payable, net of discount	127,763	170,000
Notes payable	1,610	14,744
Total Current Liabilities	669,200	550,745

Long Term Liabilities:
Convertible notes payable, net of discount	-	196,950
Total Long Term Liabilities	-	196,950
Total Liabilities	669,200	747,695

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
Series A preferred stock, 350,000 and zero shares designated, respectively, 21,500 and zero shares issued and outstanding, respectively, aggregate liquidation value of $107,500
and zero, respectively	22	-
Common stock, $.001 par value, 150,000,000 shares authorized,
61,976,757 and 58,362,470 shares issued and outstanding, respectively	61,978	58,363
Additional paid-in capital	2,836,647	1,959,462
Deferred compensation	(7,283)	(9,704)
Accumulated deficit	(3,207,384)	(2,313,274)

Total Stockholders' Equity (Deficit)	(316,020)	(305,153)
Total Liabilities and Stockholders' Equity (Deficit)	$353,180	$442,542

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ending	Ending	Ending	Ending
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$116,506	$174,134	$200,743	$199,032

COST OF GOODS SOLD	46,169	64,193	85,616	83,699

GROSS PROFIT	70,337	109,941	115,127	115,333

OPERATING EXPENSES
Advertising and promotion	48,036	127,045	70,691	143,867
Sales commissions	-	6,400	-	16,365
Consulting fees - officer	30,000	30,000	60,000	60,000
Professional fees	70,467	27,638	102,474	63,080
Consulting fees	73,025	37,986	313,646	84,228
Impairment of intangible asset	6,642	-	106,642	-
General and administrative	49,052	74,517	276,502	125,606

Total Operating Expenses	277,222	303,586	929,955	493,146

LOSS FROM OPERATIONS	(206,885)	(193,645)	(814,828)	(377,813)

OTHER (INCOME) EXPENSES
Interest income	(56)	(376)	(191)	(653)
Interest expense	83,222	73,252	158,315	116,168
Gain on disposal of product line	(78,842)	-	(78,842)	-

Total Other (Income) Expense	4,324	72,876	79,282	115,515

LOSS BEFORE TAXES	(211,209)	(266,521)	(894,110)	(493,328)

INCOME TAXES	-	-	-	-

NET LOSS	$(211,209)	$(266,521)	$(894,110)	$(493,328)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted common shares outstanding
- basic and diluted	61,565,000	52,012,470	61,243,257	52,012,470

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE INTERIM PERIOD ENDED JUNE 30, 2011
(UNAUDITED)
					Additional			Total
	Preferred Stock		Common Stock		Paid	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Compensation	Deficit	Equity
Balance - December 31, 2009	-	$-	52,012,470	$52,013	$1,148,009	$(20,303)	$(1,046,959)	$132,760

Issuance of warrants in connection with
convertible notes payable					192,450			192,450
Beneficial conversion feature in connection with
convertible note payable					194,950			194,950
Shares issued for cash in December 2010,
net of offering costs of $1,500			3,050,000	3,050	25,870			28,920
Issuance of warrants in connection with the
sale of common shares in December 2010					91,580			91,580
Issuance of warrants for future services					32,555	(32,555)
Issuance of common stock for services			3,300,000	3,300	274,048			277,348
Amortization of deferred compensation						43,154		43,154
Net loss							(1,266,315)	(1,266,315)

Balance - December 31, 2010	-	-	58,362,470	58,363	1,959,462	(9,704)	(2,313,274)	(305,153)

Conversion of note payable into preferred stock	21,500	22			107,478			107,500
Issuance of warrants in connection with
convertible notes payable					45,937			45,937
Beneficial conversion feature in connection with
convertible note payable					167,030			167,030
Issuance of common stock for license agreement			1,000,000	1,000	99,000			100,000
Issuance of common stock for services			2,000,000	2,000	208,000			210,000
Issuance of common stock and warrants for cash			614,287	615	42,385			43,000
Stock compensation					164,511			164,511
Issuance of warrants for services					42,844	(42,844)		-
Amortization of deferred compensation						45,265		45,265
Net loss							(894,110)	(894,110)

Balance - June 30, 2011	21,500	$22	61,976,757	$61,978	$2,836,647	$(7,283)	$(3,207,384)	$(316,020)

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(894,110)	$(493,328)

Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on disposal of product line	(78,842)	-
Bad debt expense	2,059	-
Depreciation	7,391	2,224
Impairment of intangible asset	106,642	-
Amortization of discount on convertible notes	154,406	104,218
Stock-based compensation	419,932	25,928
Changes in operating assets and liabilities:
Accounts receivable	(12,756)	(42,655)
Inventory	12,334	(12,005)
Prepaid expenses	22,940	(19,448)
Other current assets	14,654	(882)
Accounts payable and accrued expenses	86,788	17,698
Accrued compensation - officer	89,398	43,979
NET CASH USED IN OPERATING ACTIVITIES	(69,164)	(374,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	-	(62,185)
Purchase of furniture and equipment	(3,708)	(17,616)
Acquisition of patents and patents pending, net	(16,238)	(26,258)
Collections on lease receivable	5,472	9,577
Payments of lease receivable	-	(5,261)
NET CASH USED IN INVESTING ACTIVITIES	(14,474)	(101,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	43,000	-
Proceeds from convertible notes payable short-term	-	100,000
Repayment of note payable	(13,134)	(12,472)
Proceeds from convertible notes payable long-term	-	450,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,866	537,528

NET CHANGE IN CASH	(53,772)	61,514
Cash at beginning of period	65,061	48,141
Cash at end of period	$11,289	$109,655

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$1,674	$575
Taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING
AND INVESTING ACTIVITIES:
Conversion of notes payable to preferred stock	$107,500	$-
Warrants issued for services	$42,844	$22,530

See accompanying notes to the financial statements.

Total Nutraceutical Solutions, Inc.

June 30, 2011 and 2010

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

Effective May 27, 2011, we sold our Equisano dietary supplement product line and related rights, as defined, to an unrelated party.  Under the terms of the sale, we transferred our Equisano inventory to the purchaser, and negotiated the extension and conversion of notes payable into preferred stock with a note holder as described in Note 6.  In addition, we are to receive cash consideration of $18,000 in connection with the sale.  The product line did not represent a reportable segment, operating segment, or asset group, and as such is not presented as discontinued operations in the consolidated financial statements.

On March 26, 2010 we entered into a Profit Sharing Agreement or Direct Marketing Affiliates Project (DMAP) with American Charter & Marketing LLC (ACM) and Delta Group Investments Limited (DGI), with the primary focus of undertaking a direct mail marketing campaign designed to sell nutraceutical products developed and manufactured by TNS.  We acted as Managing Affiliate.  DGI provided $300,000 in the form of a loan, as starting capital for the project.   The net profits of the DMAP project were to be shared with 25% going to the Company, 25% to DGI, 25% to ACM and 25% as a return on the initial loan.  This agreement was terminated effective February 17, 2011.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the  Company’s Annual Report on Form 10-K filed with the SEC on May 18, 2011.

The consolidated financial statements include the accounts of the Company and the accounts of the DMAP for the period from March 26, 2010 (inception) through February 17, 2011.  All inter-company balances and transactions have been eliminated.

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

Inventory

Inventory, which consists primarily of raw materials to be used in the production of our dietary supplement products, is stated at the lower of cost or market using the first-in, first-out method. We regularly review our inventory on hand and, when necessary, record a provision for excess or obsolete inventory.  The inventory reserve was $149,602 at both June 30, 2011 and December 31 2010.

Discount on convertible notes payable

We allocate the proceeds received from convertible notes between convertible notes payable and warrants, if applicable. The resulting discount for warrants is amortized using the effective interest method over the life of the debt instrument. After allocating a portion of the proceeds to the warrants, the effective conversion price of the convertible note payable can be determined. If the effective conversion price is lower than the market price at the date of issuance, a beneficial conversion feature is recorded as an additional discount to the convertible note payable. The beneficial conversion feature discount is amortized using the effective interest method over the life of the debt instrument.  The amortization is recorded as interest expense on the consolidated statements of operations.

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

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued officer’s compensation, approximate their fair values because of the short maturity of these instruments.  Our lease receivable, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to TNS for similar financial arrangements.

We do not have any assets or liabilities measured at fair value on a recurring. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at the reporting date, nor any gains or losses reported in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

Revenue recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been performed, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

Revenues from the sale of products, including shipping and handling fees but excluding statutory taxes collected from customers, as applicable, are recognized when shipment has occurred. We sell our consumer products directly to customers utilizing network marketing programs, direct mail order, internet marketing, and commission sales people and indirectly through resellers.  We also sell out ingredients directly to manufacturers of cosmetic and nutraceutical products and indirectly through resellers.  Persuasive evidence of an arrangement is demonstrated via order and invoice, product delivery is evidenced by a bill of lading from the third party carrier and title transfers upon shipment, the sales price to the customer is fixed upon acceptance of the order and there is no separate sales rebate, discount, or volume incentive.

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

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The assumptions used to determine the fair value of our warrants are as follows:

•	The expected life of warrants issued represents the period of time the warrants are expected to be outstanding.

•	The expected volatility is generally based on the historical volatility of comparable companies’ stock over the contractual life of the warrant.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the warrant.

•	The expected dividend yield is zero based on our best estimate of projected dividend yield for periods within the contractual life of the warrant.

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

	For the three months ending June 30,		For the six months ending June 30,
	2011	2010	2011	2010
Numerator:
Net loss applicable to common shareholders	$(211,209)	$ (266,521)	$ (894,110)	$ (493,328)
Denominator:
Weighted-average common shares outstanding	61,565,000	52,012,470	61,243,257	52,012,470
Basic and diluted net loss per share	$(0.00)	$ (0.01)	$ (0.01)	$ (0.01)
Common stock warrants	16,897,474	7,682,800	16,897,474	7,682,800
Convertible debt including interest	5,880,417	2,764,500	5,880,417	2,764,500
Excluded dilutive securities	22,777,891	10,447,300	22,777,891	10,447,300

Reclassifications

Certain reclassifications have been made to prior period financial statements and footnotes in order to conform to the current period's presentation.

Segments

We have determined that we operate in one segment for financial reporting purposes.

Recently issued accounting pronouncements

From time to time, new accounting guidance is issued by the Financial Accounting Standards Board that we adopt as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our financial statements.

NOTE 3 – INVENTORY

Inventory at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials	$259,064	$293,391
Finished goods	34,238	33,309
	293,302	326,700
Less reserve for excess and obsolete inventory	(149,602)	(149,602)
	$143,700	$177,098

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Office equipment	$23,072	$19,364
Production equipment	30,964	30,964
Leasehold improvements	2,192	2,192
	56,228	52,520
Less accumulated depreciation	(16,694)	(9,303)
	$39,534	$43,217

NOTE 5 – NOTE PAYABLE

Note payable at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
On November 18, 2010 we entered into a short term financing agreement for principal of $13,810 for director’s and officer’s insurance. Payments are due monthly, with interest at 4.85% per annum.	$1,610	$12,300

On August 11, 2010 we entered into a short term financing agreement for principal of $4,796 for property insurance. Payments are due monthly, with interest at 9.65% per annum. This note was paid in full in June 2011.	-	2,444

	$1,610	$14,744

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

Under an agreement with the note holder and an unrelated entity for the sale of our Equisano dietary supplement product line, on May 27, 2011 we negotiated an extension of the term of the $50,000 note to June 30, 2012.  Under the same agreement, the $100,000 note that matured on December 31, 2010 was cancelled and the $100,000 note that matured on December 31, 2011 was converted into Series A preferred stock.

The total value originally allocated to the warrants was approximately $123,750 and was recorded as a debt discount against the proceeds of the notes.  In addition, the beneficial conversion features related to the notes were determined to be approximately $126,250.  As a result, the total discount on the notes totaled $250,000, and is being amortized over term of the notes  Amortization of debt discount of approximately $14,530 and $34,530 was recorded for the three months and six months ended June 30, 2011, and amortization of debt discount of approximately $45,600 and $78,700 was recorded for the three months and six months ended June 30, 2010.  The unamortized debt discount on the cancelled and converted notes was written off to the gain on disposal of product line.

NOTE 7 – CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Proceeds from the issuance of a $50,000 convertible promissory note and warrants from related parties was allocated between the notes and warrants on a relative fair value basis.  This note bears interest at 6% per annum and matures on December 31, 2011.  The related party note holders are (i) Marvin Hausman, M.D., Chief Executive Officer, Director and Stockholder of TNS and (ii) Philip Sobol, a Director of the TNS.  The total value allocated to the warrants was approximately $22,200.   The value of the warrants was recorded as a debt discount against the proceeds of the note.  In addition, the beneficial conversion feature related to the note was determined to be approximately $27,800.  As a result, the total discount on the note totaled $50,000, and is being amortized over term of the note.  Amortization of debt discount of approximately $6,250, $12,500, $6,250 and $12,500 was recorded for the three months and six months ended June 30, 2011 and 2010, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Proceeds from the issuance of a $312,500 convertible promissory note and warrants were allocated between the note and warrants on a relative fair value basis.  This note bears interest at 5% per annum and matures on June 30, 2012.  This note was issued in replacement of a $300,000 convertible promissory note which had a maturity date of March 26, 2013.  The total value allocated to the warrants was approximately $45,900.  The fair value of the warrants was determined using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.05%, volatility of 192.8% and a contractual life of 3 years.  In addition, approximately $49,600 of the value of the warrants issued under the previous note remained unamortized. The value of the warrants was recorded as a debt discount against the proceeds of the note.  The beneficial conversion feature related to the note was determined to be approximately $216,600.  As a result, the total discount on the note totaled $312,100, and is being amortized over term of the note.  Amortization of debt discount of approximately $55,100 and $95,600 was recorded for the three months and six months ended June 30, 2011, and amortization of debt discount of zero was recorded for the three months and six months ended June 30, 2010.  The balance of the note payable, net of unamortized discount, was $127,763 at June 30, 2011, and is reported as a current liability on the accompanying consolidated balance sheets.

NOTE 9 – RELATED PARTY TRANSACTIONS

Consulting services from Chairman and CEO

Consulting services provided by and compensation to the Chairman and CEO were $30,000, $60,000, $30,000 and $60,000 for the three months and six months ended June 30, 2011 and 2010, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

On May 26, 2011, our board of directors designated 350,000 shares of preferred stock as Series A preferred stock, $0.001 par value.  The Series A preferred stock is entitled to a liquidation preference in the amount of $5 per share, votes on an as converted basis with the common stock on all matters as to which holders of common stock shall be entitled to vote, and is convertible into common stock on a one-for-one hundred basis.

Under the agreement for the sale of our Equisano dietary product line dated May 27, 2011 described above, 21,500 shares of Series A preferred stock were issued for conversion of an outstanding promissory note in the amount of $100,000 plus $7,500 in accrued interest.

Common stock

In February 2011 we opened a private placement offering to sell up to 2,142,857 units at an offering price of $0.07 per unit.  Each unit is comprised of one share of common stock $0.001 par value, and an “A” warrant to purchase one share of common stock exercisable at $0.20 per share and a “B” warrant to purchase one share of common stock exercisable at $0.40 per share.  This private placement offering closed on May 31, 2011 and 614,287 shares of common stock were issued for an aggregate funding amount of $43,000.

On August 26, 2010, we entered into a consulting agreement for marketing services.  Under this agreement the consultant will provide certain marketing services in exchange for 4,000,000 shares of our common stock valued at $420,000 at the date of grant, based upon the stock price on the date of grant.   2,000,000 shares were issued at signing and 2,000,000 shares were issued on January 3, 2011.

On February 3, 2011, our board of directors approved a grant of 1,000,000 shares of common stock to a third party in consideration for an Assignment and Assumption Agreement.  The stock was valued at $100,000 at the date of grant based upon the stock price on the grant date.  The shares were issued in April, 2011.  Upon the acquisition of the intangible asset, management determined the asset was impaired and recorded an impairment loss of $100,000..

Stock incentive plan

During the first quarter of 2011, we granted 2,379,998 options under our 2010 Stock Incentive Plan with a contractual term of 5 to 10 years and an aggregate fair value on the date of grant of $231,465.  The vesting schedule of these options ranges from immediate vesting to vesting over two years.

Stock-based compensation expense is recognized using the straight-line attribution method over the optionees’ requisite service period.  Stock-based compensation expense of approximately $18,300 and $164,500 was recorded for three months and six months ending June 30, 2011 and  stock compensation expense of zero was recorded for both the three and six months ending June 30, 2010,  as a component of general and administrative expense.

We use the Black-Scholes option-pricing model to determine the fair value of options on the date of grant.  In determining the fair value of options, we employed the following key assumptions.

Six months ended
March 31, 2011
Expected dividend yield	—
Expected stock price volatility	187.22% - 187.30%
Risk-free interest rate	1.98% – 2.03%
Expected term (in years)	5 – 5.4 years
Weighted-average grant date fair-value	$0.097

There were no stock option grants during the three months ending June 30, 2011 or the three months or six months ending  June 30, 2010.

Warrants

During the second quarter of fiscal 2011, we issued warrants to purchase 1,016,100 shares of common stock under agreements for consulting services.  These warrants have exercise prices of $0.05 to $0.25 per share and have terms from five to seven years.  The fair value of warrants issued under consulting agreements is recorded as deferred compensation.  The amortization of deferred compensation is recorded as consulting expense and was approximately $36,600 and $44,800 for the three months and six months ending June 30, 2011.

In connection with the private placement of common stock on May 31, 2011, we issued warrants to purchase common stock to the investors.  There were a total of 614,287 warrants to purchase shares of common stock exercisable at $0.20 per share and 614,287 warrants to purchase shares of common stock exercisable at $0.40 per share.  These warrants have a term of three years.

During the first quarter of fiscal 2011, we issued warrants to purchase 600,000 shares of common stock at $0.12 per share in conjunction with the issuance of convertible promissory notes.  The warrants have a term of three years.   The fair value of these warrants was recorded as debt discount.  The amortization related to these warrants is recorded as interest expense and was $55,100 and $95,600 for the three and six months ending June 30, 2011 and zero for the both the three and six months ending June 30, 2010.

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

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.  In determining the fair value of warrants, we employed the following key assumptions:

	Six months ended	Six months ended
	June 30, 2011	June 30, 2011
Expected dividend yield	—	—
Expected stock price volatility	189.60 to 193.64%	189.60 to 193.64%	%
Risk-free interest rate	0.79 to 2.53%	0.79 to 2.53%
Expected term (in years)	3 to 7 years	3 to 7years
Weighted-average grant date fair-value	$ 0.04 to 0.10	$ 0.04 to 0.10

NOTE 11 – SUBSEQUENT EVENTS

In May 2011 we opened a private placement offering to sell up to 300,000 shares of Series A preferred stock at an offering price of $5.00 per share.  This private placement offering is still open as of the date of this filing.  To date, 41,500 preferred shares were issued under this offering, with 21,500 issued to Mark C. Wolf prior to June 30, 2011 and an aggregate of 20,000 preferred shares were issued to two investors subsequent to June 30, 2011.

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

These forward-looking statements include statements of our plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond our company's control).  The following factors, in addition to others not listed, could cause our actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which our company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on our suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on our company, our ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to us on the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

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

We also use our ingredients in nutraceutical products that we formulate and market to consumers.  We have developed mushroom based nutraceutical dietary supplement products that are made entirely of naturally occurring dietary substances which are manufactured under contract by third party contractors, Columbia Nutritional Services, Inc. of Vancouver, Washington and Pro-Tech Laboratories of Quitman, Texas.  We currently market three natural organic nutraceutical mushroom dietary supplement products, ImmuSANO and GlucoSANO, and Gröh, which has been designed to nutritionally support hair follicles and nail beds.  We sold our EquiSANO product for the equine market to FunGuys LLC on May 27, 2011 (see details below in Quarterly Highlights). These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.  We sell our ingredients directly to manufacturers of cosmetic and nutraceutical products and indirectly through resellers.  We market and sell our consumer products directly to consumers utilizing network marketing programs, direct mail order, internet marketing, and commission sales people and indirectly through resellers.  Our current portfolio of consumer products include proprietary formulations of over the counter mushroom based nutraceutical products produced by outside contract manufacturers.  Fulfillment and distribution is performed at facilities in Stevenson, Washington, Sherwood, Oregon and Quitman, Texas.

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

Quarterly Highlights

On May 27, 2011, we entered into an Asset Sales Agreement with FunGuys LLC and Mark C. Wolf, the Co-Manager of FunGuys, under which we agreed to sell to FunGuys all rights to the mushroom based nutraceutical product EquiSANOTM, including our wholesale and retail customer accounts, product proprietary formulation and know-how and 556 Kilos of dried mushroom ingredients.  FunGuys LLC is one of our larger ingredients customers, has already developed a nutraceutical product for animals under the “D is for Dogs” brand, and intends to expand into the equine market.  EquiSANOTM is formulated for consumption by horses, and is composed of a proprietary blend of 5 types of certified organic medicinal mushrooms, each of which contains bioactive nutrients that assist the horse in balancing cellular function and promoting a stronger immune system which is associated with increased resistance to infections.

As consideration for the sale of EquiSANOTM, Mark Wolf agreed to cancel the Convertible Promissory Note issued by TNS to Larry Johnson on January 12, 2010, in the principal amount of $100,000, with interest payable at maturity of 6% per annum.  This promissory note, which had matured on December 31, 2010 and remained unpaid, was assigned to by Mr. Johnson to Mr. Wolf on December 31, 2010.  In addition, Mr. Wolf agreed to extend the maturity date of a promissory note issued by TNS to him on February 18, 2010 in the principal amount of $50,000 and interest in the amount of 6% per annum, from December 31, 2011 to June 30, 2012.  Mr. Wolf also converted a promissory note in the amount of $107,500, including principal and accrued interest to the date of the Asset Sales Agreement, issued to him on February 18, 2010 into 21,500 shares of TNS Series A convertible preferred stock,.  In addition, FunGuys agreed to purchase TNS’s remaining inventory of EquiSANO plus a mutually agreed amount of TNS ingredients over the next three years provided the pricing of those ingredients remains competitive.

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

In April 2011 we closed a private placement of units to two investors, with each unit comprised of one share of common stock, one A warrant exercisable at $0.20 per share and one B warrant exercisable at $0.40 per share, for a price of $0.07 per unit.  We issued an aggregate of 614,287 units (614,287 shares of common stock, 614,287 A warrants and 614,287 B warrants) and had net proceeds of $43,000 from the private placement.

Results of Operations for the three and six months ended June 30, 2011

During the three months and six months ended June 30, 2011, we had a net loss of $(211,209) and $(894,110) respectively versus a $(266,521) and $(493,328) net loss for the same periods last year.  The decrease in the net loss for the three month period was primarily due to lower revenues.  The increase in the net loss for the six month period was primarily attributable to increased consulting expense, increased general and administrative expense and impairment of an intangible asset.   Our total operating expenses increased from $303,586 and $493,146 for the three months and six months ended June 30, 2010 to $277,221 and $929,954 for the three months and six months ended June 30, 2011.  The increase for the six month period was due to an increase in consulting fees primarily due to expenses related to a consulting arrangement whereby we issued shares of our common stock in exchange for certain marketing services, an increase in general and administrative expense due to stock compensation expense related to the issuance of stock options, and an impairment expense related to the write-off of an intangible asset.

Revenues

Revenues and Cost of Goods Sold (in thousands, except percentages):

	For the Three Months Ended June 30,		Change
	2011	2010	$	%
Revenues	$117	$174	$57	(33)%
Cost of Goods Sold	$46	$64	$18	(28)%

	For the Six Months Ended June 30,		Change
	2011	2010	$	%
Revenues	$201	$199	$2	1%
Cost of Goods Sold	$86	$84	$2	2%

Revenues.  Revenues are generated primarily from the sale of our mushroom based nutraceutical dietary supplement products.  We generated $116,506 in revenues for the three months ended June 30, 2011 as compared to $174,134 in revenues for the same period last year.  The decrease in revenues was primarily due to the decrease in our revenues from sales of Nuflex.  For the six month period ended June 30, 2011 our revenues remained substantially the same as the same period last year.  We generated $200,743 in revenues for the six months ended June 30, 2011 as compared to $199,032 in revenues for the same period last year.  Overall, approximately 49% of our revenues came from sales of Groh, 25% came from sales of GlucoSANO and ImmunoSANO, 5% from sales of Nu-Flex products, 10% from sales of EquiSANO, and 8% from sales of bulk mushroom substrate.  Our revenues from the sales of Groh increased from 18% for the quarter ended March 31, 2011 of our revenue to 49% of total revenue for the quarter ended June 30, 2011 while our sales of natural ingredients decreased from 9% for the quarter ended March 31, 2011 to less than one percent for the recent quarter.

Cost of Goods Sold.    Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Our cost of goods sold was $46,169 for the three months ended June 30, 2011 resulting in a gross profit of $70,337 as compared to a cost of goods sold of $64,193 and a gross profit of $109,941 for the three months ended June 30, 2010.  Our cost of goods as a percentage of revenue for first quarter of 2011 decreased from the first quarter of 2010 as our production processes have become more efficient in our second year of production.  Our cost of goods sold for the six months ended June 30, 2011 was $85,616 which was largely unchanged from our cost of goods sold of $83,699 for the six months ended June 30, 2010.

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

Significant changes in the number of employees

As of June 30, 2011, we did not have any employees.  Our Chief Executive Officer, Marvin S. Hausman, M.D. and our Vice President for Marketing and Sales, Devin Andres, each provide employee like services pursuant to consulting arrangements.  As our operations expand, we anticipate the need to hire employees however, the exact number of employees that would be hired is not quantifiable at this time.

Liquidity and Capital Resources

As of June 30, 2011 we had cash of $11,289 as compared with cash of $65,061 on December 31, 2010.  We have incurred debts in an aggregate principal amount of $412,500 at various rates of interest.  $50,000 of debt plus accrued interest at 6% is due December 31, 2011, $312,500 plus accrued interest at 5% matures on June 30, 2012 and $50,000 and accrued interest at 6% matures on June 30, 2012.  Given the revenues received after the quarter end and the proceeds from a private placement of convertible preferred stock, management believes it has sufficient funds to remain operational through October 2011.

We anticipate that we will continue to generate losses during the remainder of this fiscal year and therefore, unless we are able to raise capital through equity private placements we may be unable to continue operations in the future.  In April 2011 we closed a private placement of units to two investors, with each unit comprised of one share of common stock, one A warrant exercisable at $0.20 per share and one B warrant exercisable at $0.40 per share, for a price of $0.07 per unit.  We had net proceeds of $43,000 from the private placement through the issuance of 614,287 units.  We have undertaken a private placement of convertible preferred stock for $1.5 million.  Additional working capital may also be sought through additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these.  The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.

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

Subsequent Events

On July 27, 2011, TNS entered into an Exclusive License Agreement with the Penn State Research Foundation, or PSRF, covering any Canadian patent applications filed claiming priority to the US PCT patent application entitled “Methods and Compositions for Improving the Nutritional Content of Mushrooms and Fungi” filed April 23, 2009.  TNS will now have the exclusive right and license to the patent application within the field of Agaricus bisporus mushrooms in Canada.  Previously, TNS and PSRF had entered into an exclusive worldwide license agreement dated June 9, 2010 under which TNS has the exclusive worldwide right to make licensed products covered by the same patent application within a field limited to non-Agaricus bisporus mushrooms.  In return for the license, TNS must pay all of its financial obligations outstanding on its previous license agreement with PSRF dated June 9, 2010 as well as a license issue fee and an annual license maintenance fee each November 15 beginning November 15, 2013.  In addition, TNS must pay royalties on various sliding scales for net sales of licensed products covered by the licensed intellectual property comprising dietary supplements, nutraceutical products or medical foods, pharmaceutical products, food products and sales of the Agaricus bisporus mushrooms sold by TNS or its sublicensee for licensed products comprising a food product.  Finally, TNS must pay the costs of all Canadian patent filings and maintenance.

Also on July 27, 2011, TNS and PSRF entered into an Addendum to the Exclusive License Agreement between the parties signed on June 9, 2010 under which the definition of “dietary supplements” is expanded to include non-prescription topical products and the definition of “food products” was expanded to include food extracts and food formulations derived from non-Agaricus bisporus which are used to enhance non-ingestible and digestible products.

On August 11, 2011 TNS entered into a Research Agreement with Jack Rogers, Ph.D. and Catherine Cahill, Ph.D. pursuant to which Drs. Rogers and Cahill will undertake certain laboratory testing in transgenic mice on the therapeutic activity towards the progression of Parkinson’s disease of ergothioneine and vitamin D2 from proprietary mushrooms owned by TNS.  The testing will occur over a four month period from August to December 2011 at the Neurochemistry Laboratory at Massachusetts General Hospital East in Charleston, Mass.  The cost for the research study will be approximately $20,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2010, Item 9A filed on May 18, 2011 still exist, and therefore our disclosure controls and procedures were not effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

As of June 30, 2011, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 2011 we closed a private placement of units to two investors Keith Manfred and David and Barbara Wilson, with each unit comprised of one share of common stock, one A warrant exercisable at $0.20 per share and one B warrant exercisable at $0.40 per share, for a price of $0.07 per unit.  We had net proceeds of $43,000 from the private placement through the issuance of 614,287 units.  The issuance of the shares was exempt from registration based on Section 4(2) under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Registrant		8-K	3.1	10/29/2010
3.2	Amended and Restated Bylaws of Registrant		8-K	3.2	09/22/2010
3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008
10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008
10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008
10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008
10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009
10.5	Form of Securities Purchase Agreement		8-K	10.1	09/21/2009
10.6	$50,000 Promissory Note between TNS and Marvin S. Hausman, M.D. and Philip Sobol dated December 30, 2009		8-K	10.1	12/31/2010
10.7	$100,000 Promissory Note between TNS and Larry A. Johnson dated January 12, 2010		8-K	10.1	2/24/2010
10.8	$100,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		8-K	10.2	2/24/2010
10.9	$50,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		10-K	10.9	4/15/2010
10.10	Profit Sharing Agreement between TNS, American Charter & Marketing LLC, and Delta Group Investments, Limited dated March 26, 2010		10-K	10.10	4/15/2010
10.11	Form of Common Stock and Warrant Agreement 2010		8-K	10.1	12/20/2010
10.12	$312,500 Promissory Note between TNS and Delta Group Investments Limited dated January 26, 2011		8-K	10.2	2/22/2010
10.13	Termination of Profit Sharing Agreement dated February 21, 2011		8-K	10.1	2/22/2011
10.14	Lease Agreement between TNS and Sherwood Venture LLC dated March 15, 2011		8-K	10.1	4/6/2011
10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010
10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010
10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010
10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010

10.17	Asset Purchase Agreement between TNS, FunGuys, LLC and Mark C. Wolf dated May 27, 2011	X	8-K	10.1	3/3/2011
10.18	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock of Total Nutraceutical Solutions, Inc. dated May 26, 2011.		8-K	10.3	3/3/2011
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Total Nutraceutical Solutions, Inc.

August 22, 2011	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)