Form 10-Q/A
period 2011-06-30
Total Nutraceutical Solutions, Inc.
filed 2011-08-30
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

On August 30, 2011, 61,976,757 shares of the registrant's common stock, par value $.001 per share, were outstanding.

EXPLANATORY NOTE

Total Nutraceutical Solutions, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Form 10-Q for the quarter ended June 30, 2011, which was originally filed August 22, 2011 (the “Original Filing”), to file the Interactive DataFiles required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) in relation to the Form 10-Q.  We also added the 31.1 and 31.2 exhibits to the exhibit list.  Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1, and no disclosures have been updated to reflect events that occurred at a later date.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Registrant		8-K	3.1	10/29/2010
3.2	Amended and Restated Bylaws of Registrant		8-K	3.2	09/22/2010
3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008
10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008
10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008
10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008
10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009
10.5	Form of Securities Purchase Agreement		8-K	10.1	09/21/2009
10.6	$50,000 Promissory Note between TNS and Marvin S. Hausman, M.D. and Philip Sobol dated December 30, 2009		8-K	10.1	12/31/2010
10.7	$100,000 Promissory Note between TNS and Larry A. Johnson dated January 12, 2010		8-K	10.1	2/24/2010
10.8	$100,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		8-K	10.2	2/24/2010
10.9	$50,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		10-K	10.9	4/15/2010
10.10	Profit Sharing Agreement between TNS, American Charter & Marketing LLC, and Delta Group Investments, Limited dated March 26, 2010		10-K	10.10	4/15/2010
10.11	Form of Common Stock and Warrant Agreement 2010		8-K	10.1	12/20/2010
10.12	$312,500 Promissory Note between TNS and Delta Group Investments Limited dated January 26, 2011		8-K	10.2	2/22/2010
10.13	Termination of Profit Sharing Agreement dated February 21, 2011		8-K	10.1	2/22/2011
10.14	Lease Agreement between TNS and Sherwood Venture LLC dated March 15, 2011		8-K	10.1	4/6/2011
10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010
10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010
10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010
10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010

10.17	Asset Purchase Agreement between TNS, FunGuys, LLC and Mark C. Wolf dated May 27, 2011	X	8-K	10.1	3/3/2011
10.18	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock of Total Nutraceutical Solutions, Inc. dated May 26, 2011.		8-K	10.3	3/3/2011
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended..	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Total Nutraceutical Solutions, Inc.

August 30, 2011	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)