Form 10-Q
period 2011-09-30
Total Nutraceutical Solutions, Inc.
filed 2011-11-14
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

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

On November 14, 2011, 61,976,757 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets:
Cash	$7,971	$65,061
Accounts receivable, net	44,107	10,469
Inventory, net	179,535	177,098
Prepaid expenses	12,884	37,814
Current maturities of lease receivable	4,635	11,861
Other current assets	11,158	14,950
Total Current Assets	260,289	317,253

Property and Equipment, net	35,916	43,217
Patents and license, net	109,140	80,994
Lease receivable, net of current maturities	-	1,078
Total Assets	$405,345	$442,542

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$290,596	$183,973
Accrued compensation - officer	246,426	157,028
Short-term convertible notes payable, net of discount-related party	43,750	25,000
Short-term convertible notes payable, net of discount	190,038	170,000
Notes payable	3,949	14,744
Total Current Liabilities	774,760	550,745

Long Term Liabilities:
Convertible notes payable, net of discount	-	196,950
Total Long Term Liabilities	-	196,950
Total Liabilities	774,760	747,695

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
Series A preferred stock, 350,000 and zero shares designated, respectively, 41,500 and zero shares issued and outstanding, respectively, aggregate liquidation value of $207,500
and zero, respectively	42	-
Common stock, $0.001 par value, 150,000,000 shares authorized,
61,976,757 and 58,362,470 shares issued and outstanding,
respectively	62,178	58,363
Additional paid-in capital	2,981,542	1,959,462
Deferred compensation	(5,000)	(9,704)
Accumulated deficit	(3,408,177)	(2,313,274)

Total Stockholders' Equity (Deficit)	(369,415)	(305,153)
Total Liabilities and Stockholders' Equity (Deficit)	$405,345	$442,542

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months	Three Months	Nine Months	Nine Months
	Ending	Ending	Ending	Ending
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES	$ 108,566	$ 96,705	$ 309,309	$ 295,737

COST OF GOODS SOLD	15,128	39,644	100,744	123,343

GROSS PROFIT	93,437	57,061	208,564	172,394

OPERATING EXPENSES
Advertising and promotion	11,419	17,170	82,110	161,037
Sales commissions	-	2,084	-	18,449
Consulting fees - officer	30,000	30,000	90,000	90,000
Professional fees	30,986	26,625	133,460	89,705
Consulting fees	45,057	247,445	358,703	331,673
Impairment of intangible asset	-	-	106,642	-
General and administrative	101,318	94,918	377,820	220,525

Total Operating Expenses	218,780	418,243	1,148,735	911,389

LOSS FROM OPERATIONS	(125,343)	(361,182)	(940,171)	(738,995)

OTHER (INCOME) EXPENSES
Interest income	-	(2,475)	(192)	(3,128)
Interest expense	75,451	70,142	233,766	186,310
Gain on disposal of product line	-	-	(78,842)	-

Total Other Expense	75,451	67,667	154,732	183,182

LOSS BEFORE TAXES	(200,793)	(428,849)	(1,094,903)	(922,177)

INCOME TAXES	-	-	-	-

NET LOSS	$ (200,793)	$ (428,849)	$ (1,094,903)	$ (922,177)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted common shares outstanding
- basic and diluted	61,976,757	52,773,270	61,490,495	52,268,870

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2011
(UNAUDITED)
								Total
					Additional			Stockholders'
	Preferred Stock		Common Stock		Paid	Deferred	Accumulated	Equity
	Shares	Amount	Shares	Amount	In Capital	Compensation	Deficit	(Deficit)

Balance - December 31, 2010	-	-	58,362,470	58,363	1,959,462	(9,704)	(2,313,274)	(305,153)

Conversion of note payable into preferred stock	21,500	22			107,478			107,500
Issuance of preferred stock for cash	20,000	20			99,980			100,000
Issuance of warrants in connection with
convertible notes payable					45,937			45,937
Beneficial conversion feature in connection with
convertible note payable					167,030			167,030
Issuance of common stock for license agreement			1,000,000	1,000	99,000			100,000
Issuance of common stock for services			2,000,000	2,000	208,000			210,000
Issuance of common stock and warrants for cash			614,287	815	42,385			43,200
Stock compensation					206,655			206,655
Issuance of warrants for services					45,615	(42,844)		2,771
Amortization of deferred compensation						47,548		47,548
Net loss							(1,094,903)	(1,094,903)

Balance -September 30, 2011	41,500	42	61,976,757	62,178	2,981,542	(5,000)	(3,408,177)	$(369,415)

See accompanying notes to the financial statements.

TOTAL NUTRACEUTICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,094,903)	$(922,177)

Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on disposal of product line	(78,842)	-
Bad debt expense	2,059	-
Depreciation	11,009	4,502
Impairment of intangible asset	106,642	-
Amortization of discount on convertible notes	222,933	166,011
Stock-based compensation	467,131	244,531
Changes in operating assets and liabilities:
Accounts receivable	(11,433)	(64,969)
Inventory	(23,501)	(2,451)
Prepaid expenses	24,930	(178)
Other current assets	3,792	(3,137)
Accounts payable and accrued expenses	95,045	75,469
Accrued compensation - officer	89,398	97,661
NET CASH USED IN OPERATING ACTIVITIES	(185,740)	(404,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note Receivable	-	(62,500)
Purchase of furniture and equipment	(3,708)	(29,808)
Acquisition of patents and patents pending, net	(34,789)	(34,198)
Collections on lease receivable	8,304	14,538
Payments of lease receivable	-	(7,552)
NET CASH USED IN INVESTING ACTIVITIES	(30,193)	(119,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, preferred stock and warrants	143,200	-
Proceeds from convertible notes payable short-term	-	100,000
Proceeds from note payable	26,438	4,796
Repayment of note payable	(10,795)	(17,633)
Proceeds from convertible notes payable long-term	-	450,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	158,843	537,163

NET CHANGE IN CASH	(57,090)	12,905
Cash at beginning of period	65,061	48,141
Cash at end of period	$7,971	$61,046

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$1,674	$485
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING
AND INVESTING ACTIVITIES:
Stock issued for license	$100,000
Conversion of notes payable to preferred stock	$107,500	$-
Warrants issued for services	$45,615	$26,480

See accompanying notes to the financial statements.

Total Nutraceutical Solutions, Inc.

September 30, 2011 and 2010

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

Effective May 27, 2011, we sold our Equisano dietary supplement product line and related rights, as defined, to an unrelated party.  Under the terms of the sale, we transferred our Equisano inventory to the purchaser, and negotiated the extension and conversion of notes payable into Series A preferred stock with a note holder as described in Note 6.  In addition, we are to receive cash consideration of $18,000 in connection with the sale.  The product line did not represent a reportable segment, operating segment, or asset group, and as such is not presented as discontinued operations in the consolidated financial statements.

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

Inventory

Inventory, which consists primarily of raw materials to be used in the production of our dietary supplement products, is stated at the lower of cost or market using the weighted average cost method. We regularly review our inventory on hand and, when necessary, record a provision for excess or obsolete inventory.  The inventory reserve was $149,602 at both September 30, 2011 and December 31 2010.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at the reporting date, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

Revenue recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been performed, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

Revenues from the sale of products, including shipping and handling fees but excluding statutory taxes collected from customers, as applicable, are recognized when shipment has occurred. We sell our consumer products directly to customers utilizing network marketing programs, direct mail order, internet marketing and commission sales people and indirectly through resellers.  We also sell our ingredients directly to manufacturers of cosmetic and nutraceutical products indirectly through resellers.  Persuasive evidence of an arrangement is demonstrated via order and invoice, product delivery is evidenced by a bill of lading from the third party carrier and title transfers upon shipment, the sales price to the customer is fixed upon acceptance of the order and there is no separate sales rebate, discount, or volume incentive.

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

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The assumptions used to determine the fair value of our warrants are as follows:

•	The expected life of warrants issued represents the period of time the warrants are expected to be outstanding.

•	The expected volatility is generally based on the historical volatility of comparable companies’ stock over the contractual life of the warrant.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the warrant.

•	The expected dividend yield is zero based on our current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the warrant.

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Potential common shares related to Series A convertible preferred stock, options and warrants to purchase our common stock as well as debt which is convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for 2011 and 2010. The following table presents a reconciliation of basic and diluted loss per share:

	For the three months ending September 30,		For the nine months ending September 30
	2011	2010	2011	2010
Numerator:
Net loss applicable to common shareholders	$ (200,793)	$ (428,849)	$ (1,094,903)	$ (922,177)

Denominator:
Weighted-average common shares outstanding	61,976,757	52,773,270	61,490,495	52,268,870

Basic and diluted net loss per share	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.02)

Common stock warrants	16,897,474	7,625,800	16,897,474	7,625,800
Series A convertible preferred stock	4,150,000	-	2,150,000	-
Convertible debt including interest	5,378,646	2,788,750	5,378,646	2,788,750
Excluded dilutive securities	26,426,120	10,414,550	24,426,120	10,414,550

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	September 30, 2011	December 31, 2010
Raw Materials	$ 310,441	$ 293,391
Finished Goods	18,696	33,309
	329,137	326,700
Less: reserve for excess and obsolete inventory	(149,602)	(149,602)
	$ 179,535	$ 177,098

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2011	December 31, 2010
Office equipment	$ 23,072	$ 19,364
Production equipment	30,964	30,964
Leasehold improvements	2,192	2,192
	56,228	52,520
Less: accumulated depreciation	(20,312)	(9,303)
	$ 35,916	$ 43,217

NOTE 5 – NOTE PAYABLE

Note payable consists of the following:

	September 30, 2011	December 31, 2010
On July 26, 2011 we entered into a short term financing agreement for principal of $4,903 for director’s and officer’s insurance. Payments are due monthly, with interest at 7.85% per annum.	$3,949	$12,300

On August 11, 2010 we entered into a short term financing agreement for principal of $4,796 for property insurance. Payments are due monthly, with interest at 9.65% per annum. This note was paid in full in June 2011.	-	2,444

	$3,949	$14,744

NOTE 6 – SHORT-TERM CONVERTIBLE NOTE PAYABLE

In January and February 2010, the Company received $250,000 from issuing 6% unsecured convertible notes.  The notes are convertible into shares of the Company's common stock at a price of $0.20 per share.  Warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.10 were issued with the notes.  One $100,000 note matured on December 31, 2010, and notes with principal of $100,000 and $50,000 mature on December 31, 2011.

Under an agreement with the note holder and an unrelated entity for the sale of the Equisano dietary supplement product line, on May 27, 2011 the Company negotiated an extension of the term of the $50,000 note to June 30, 2012.  Under the same agreement, the $100,000 note that matured on December 31, 2010 was cancelled and the $100,000 note that was scheduled to mature on December 31, 2011 was converted into Series A preferred stock.

Proceeds from the notes were originally allocated between the notes and warrants on a relative fair value basis.  The total value originally allocated to the warrants was $123,750.  In addition, the beneficial conversion feature related to the notes was determined to be $126,250.  As a result, the discount on the notes totaled $250,000, and is being amortized over term of the notes.  The unamortized debt discount on the cancelled and converted notes was written off to the gain on disposal of product line during 2011.  Amortization of debt discount of approximately $7,181 and $41,712 was recorded for the three months and nine months ended September 30, 2011, and amortization of debt discount of approximately $45,641 and $131,035 was recorded for the three months and nine months ended September 30, 2010.  The balance of the convertible note payable, net of unamortized discount, was $42,820 at September 30, 2011, and is reported as a current liability on the accompanying consolidated balance sheets.

NOTE 7 – CONVERTIBLE NOTES PAYABLE - RELATED PARTY

On December 30, 2009, the Company received $50,000 from issuing a 6% unsecured convertible note due on December 31, 2011, jointly to the Company's CEO and one of the Company's Directors.  The note is convertible into shares of the Company's common stock at a price of $0.20 per share.  Warrants to purchase 250,000 shares of common stock at an exercise price of $0.10 were issued with the note.

Proceeds from the note were allocated between the note and warrants on a relative fair value basis.  The total value allocated to the warrants was $22,200.  In addition, the beneficial conversion feature related to the note was determined to be $27,800.  As a result, the discount on the note totaled $50,000, and is being amortized over term of the note.  Amortization of debt discount of approximately $6,250, $18,750, $6,250 and $18,750 was recorded for the three months and nine months ended September 30, 2011 and 2010, respectively.  The balance of the convertible note payable – related party, net of unamortized discount, was $43,750 at September 30, 2011, and is reported as a current liability on the accompanying consolidated balance sheets.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On March 26, 2010, the Company received $300,000 from issuing a 5% unsecured convertible note due on March 26, 2012.  The note was convertible into shares of the Company's common stock at a price of $0.25 per share.  Warrants to purchase 600,000 shares of common stock at an exercise price of $0.15 were issued with the note.

On January 26, 2011, the Company and the note holder agreed to cancel the original note.  Concurrently, the Company issued a replacement 5% convertible note with principal of $312,500 due on June 30, 2012.  The $312,500 note is convertible into shares of the Company's common stock at a price of $0.06 per share.  Warrants to purchase 600,000 shares of common stock at an exercise price of $0.12 were issued with the $312,500 note.  Approximately $49,600 of the debt discount on the original note remained unamortized and the value allocated to the warrants issued with the $312,500 note was approximately $45,900.  The beneficial conversion feature related to the $312,500 note was determined to be approximately $216,600.  As a result, the discount on the note totaled $312,100, and is being amortized over term of the note.  The balance of the convertible note payable, net of unamortized discount, was $147,218 at September 30, 2011, and is reported as a current liability on the accompanying consolidated balance sheets.

NOTE 9 – RELATED PARTY TRANSACTIONS

Consulting services from Chairman and CEO

Consulting services provided by and compensation to the Chairman and CEO were $30,000, $90,000, $30,000 and $90,000 for the three months and nine months ended September 30, 2011 and 2010, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

On May 26, 2011, our board of directors designated 350,000 shares of preferred stock as Series A preferred stock, $0.001 par value.  The Series A preferred stock is entitled to a liquidation preference in the amount of $5 per share, votes on an as converted basis with the common stock on all matters as to which holders of common stock shall be entitled to vote, and is convertible into common stock on a one-for-one hundred basis.  In July 2011, the Company issued 20,000 shares of Series A preferred stock for $100,000.

Under the agreement for the sale of our Equisano dietary product line dated May 27, 2011 described above, 21,500 shares of Series A preferred stock were issued for conversion of an outstanding promissory note in the amount of $100,000 plus $7,500 in accrued interest.

Common stock

In February 2011, we opened a private placement offering to sell up to 2,142,857 units at an offering price of $0.07 per unit.  Each unit is comprised of one share of common stock $0.001 par value, and an “A” warrant to purchase one share of common stock exercisable at $0.20 per share and a “B” warrant to purchase one share of common stock exercisable at $0.40 per share.  This private placement offering closed on May 31, 2011 and 614,287 shares of common stock were issued for an aggregate funding amount of $43,000.

On August 26, 2010, we entered into a consulting agreement for marketing services.  Under this agreement the consultant will provide certain marketing services in exchange for 4,000,000 shares of our common stock valued at $420,000 at the date of grant, based upon the stock price on the date of grant.   2,000,000 shares were issued at signing and 2,000,000 shares were issued on January 3, 2011.

On February 3, 2011, our board of directors approved a grant of 1,000,000 shares of common stock to a third party in consideration for an Assignment and Assumption Agreement.  The stock was valued at $100,000 at the date of grant based upon the stock price on the grant date.  The shares were issued in April, 2011.  Upon the acquisition of the intangible asset, management determined the asset was impaired and recorded an impairment loss of $100,000.

Stock incentive plan

During the first quarter of 2011, we granted 2,379,998 options under our 2010 Stock Incentive Plan with a contractual term of 5 to 10 years and an aggregate fair value on the date of grant of $231,465.  The vesting schedule of these options ranges from immediate vesting to vesting over two years.

During the third quarter of 2011, we granted 1,040,000 options under our 2010 Stock Incentive Plan with a contractual term of 4 to 5 years and an aggregate fair value on the date of grant of $50,506.  The vesting schedule of these options ranges from immediate vesting to vesting over 3 years.

Stock-based compensation expense is recognized using the straight-line attribution method over the optionees’ requisite service period.  Stock-based compensation expense of approximately $42,100 and $206,700 was recorded for three months and nine months ending September 30, 2011, respectively and  stock compensation expense of zero was recorded for both the three and nine months ending September 30, 2010,  as a component of general and administrative expense.

We use the Black-Scholes option-pricing model to determine the fair value of options on the date of grant.  In determining the fair value of options, we employed the following key assumptions.

Nine months ended September 30, 2011
Expected dividend yield	-
Expected stock price volatility	183.17% - 184.27%
Risk-free interest rate	1.63% - 2.00%
Expected term (in years)	4 - 5 years
Weighted-average grant date fair-value	$0.048

Warrants

During the third quarter of 2011, the company issued 50,000 warrants for the purchase of common stock in exchange for consulting services.  These warrants have a five year term and the exercise price is $0.25 per share.  The fair value of the warrants amounting to $2,771 was recorded as consulting fees in the accompanying consolidated financial statements.

During the second quarter of 2011, we issued warrants to purchase 1,016,100 shares of common stock under agreements for consulting services.  These warrants have exercise prices of $0.05 to $0.25 per share and have terms from five to seven years.  The fair value of warrants issued under consulting agreements amounting to $42,844 is recorded as deferred compensation.  The amortization of deferred compensation is recorded as consulting expense and was approximately $4,000 and $48,400 for the three months and nine months ending September 30, 2011.

In connection with the private placement of common stock on May 31, 2011, we issued warrants to purchase common stock to the investors.  There were a total of 614,287 warrants to purchase shares of common stock exercisable at $0.20 per share and 614,287 warrants to purchase shares of common stock exercisable at $0.40 per share.  These warrants have a term of three years.

During the first quarter of 2011, we issued warrants to purchase 600,000 shares of common stock at $0.12 per share in conjunction with the issuance of convertible promissory notes.  The warrants have a term of three years.   The fair value of these warrants was recorded as debt discount.  The amortization related to these warrants is recorded as interest expense and was $55,100 and $150,700 for the three and nine months ending September 30, 2011 and zero for the both the three and nine months ending September 30, 2010.

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant. In determining the fair value of warrants, we employed the following key assumptions:

	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010
Expected dividend yield	-	-
Expected stock price volatility	187.22% - 193.64%	67.63% - 80.52%
Risk-free interest rate	0.79% - 2.53%	1.64% - 2.69%
Expected term (in years)	3 - 7 years	3 - 5 years
Weighted-average grant date fair-value	$0.04 - $0.10	$0.08 - $0.11

NOTE 11 – SUBSEQUENT EVENTS

On October 6, 2011, the Board of Directors agreed to consulting agreements with an accounting and finance service provider.  Under the agreements, the company issued 300,000 warrants with an exercise price of $0.05 per share and a five year term.

On October 6, 2011, the Board of Directors agreed to sales commission agreements with individuals that are based primarily on sales of TNS product.  Depending on sales benchmarks, a certain number of warrants will be vested.  Along with warrants, commissions of 10% of sales will be payable in cash as compensation.

On November 7, 2011, the Company announced its intentions to seek shareholder approval at the Annual Shareholders Meeting in December to amend the Company’s Articles of Incorporation to change its name as part of its overall strategy to expand its biotechnology focus.  The Company is proposing to change its name to Entia Biosciences, Inc. and to transfer the TNS name to a newly formed subsidiary that will continue to concentrate on the sales and marketing of branded consumer products.  Entia Biosciences, Inc. will focus on research and development of needed therapeutic dietary supplements, technology acquisition and licensing, and institutional sales and branded and private label solutions.  In addition, the shareholders will be asked to approve a 1:10 reverse split of the Company’s common stock.

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

We also use our ingredients in nutraceutical products that we formulate and market to consumers.  We have developed mushroom based nutraceutical dietary supplement products that are made entirely of naturally occurring dietary substances which are manufactured under contract by third party contractors, Columbia Nutritional Services, Inc. of Vancouver, Washington and Pro-Tech Laboratories of Quitman, Texas.  We currently market three natural organic nutraceutical mushroom dietary supplement products, ImmuSANO,GlucoSANO, and Gröh, which has been designed to nutritionally support hair follicles and nail beds.  We sold our EquiSANO product for the equine market to FunGuys LLC on May 27, 2011. These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.  We sell our ingredients directly to manufacturers of cosmetic and nutraceutical products and indirectly through resellers.  We market and sell our consumer products directly to consumers utilizing network marketing programs, direct mail order, internet marketing, and commission sales people and indirectly through resellers.  Our current portfolio of consumer products include proprietary formulations of over the counter mushroom based nutraceutical products produced by outside contract manufacturers.  Fulfillment and distribution is performed at facilities in Stevenson, Washington, Sherwood, Oregon and Quitman, Texas.

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

Quarterly Highlights

In August 2011 we announced that we have entered into a research agreement with Dr. Jack Rogers, Ph.D.., Associate Professor of Psychiatry and Neuroscience at Harvard Medical School and Director of the Neurochemistry Laboratory at Massachusetts General Hospital, to evaluate the therapeutic and prophylactic potential of Ergo-D2™ as a dietary therapy or as a palliative therapy for Parkinson’s disease patients.

Parkinson’s disease (PD) is a chronic progressive movement disorder characterized by shaking and difficulty with walking, movement and coordination. and affects over one million people in the United States. The cause is unknown and there is presently no cure. Alpha-synuclein has been identified as a genetic risk factor for PD and is a logical target for therapies such as the TNS dietary supplement Ergo-D2™, that have the potential to inhibit synthesis and accumulation as well as lower the toxicity of this protein.

Dr. Rogers will be working to measure in vivo the efficacy of Ergo-D2™ in repressing alpha-synuclein translation and promoting the survival and viability of dopaminergic neurons using the transgenic mouse model for PD.

Ergo-D2™ is a mushroom-based functional food ingredient containing Ergothioneine and Vitamin D2. Ergothioneine (Ergo) is made in few organisms, notably filamentous fungi, and is an amino acid whose chemistry differs from conventional sulfur-containing antioxidants such as glutathione and lipoic acid. Although L-Ergothioneine cannot be made in human cells, it is a powerful antioxidant that is present in some tissues at high levels and can only be absorbed from the diet. In humans, ERGO is taken up from the gut and concentrated in tissues by a specific genetically encoded transport protein called The Ergothioneine Transporter. In March 2010 we acquired the exclusive world-wide rights to this transporter from the University of Cologne, Cologne, Germany. The license comprises the patent application entitiled “Identification of Ergothioneine Transporter and Therapeutic Uses Thereof.” TNS has also filed a series of provisional use patents covering the application of Ergothioneine, Vitamin D2 and/or Ergo-D2™ in neuroinflammatory disease states associated with free radicals and oxidative stress, such as Alzheimer’s disease, Parkinson’s disease, post-traumatic stress disorder (PTSD), depression and other comorbid chronic inflammatory conditions.

In August 2011 we expanded our relationship with Penn State University.  We have acquired additional technology rights from the Penn State Research Foundation relating to our method of rapid generation of Vitamin D from mushrooms and fungi using pulsed, ultraviolet light. We have executed an addendum to its fully executed, exclusive license agreement covering non-Agaricus bisporus mushrooms that clarifies our rights to commercialize all ingestible and non-ingestible applications for such mushrooms on a global basis. In a separate agreement, We have also executed an exclusive license agreement for the Canadian patent rights using this technology for Agaricus bisporus mushrooms.

Results of Operations for the three and nine months ended September 30, 2011

During the three months and nine months ended September 30, 2011, we had a net loss of $(200,793) and $(1,094,903) respectively versus a net loss of $(428,849) and $(922,177)  for the same periods last year, respectively.  The decrease in the net loss for the three month period was primarily due to larger revenues and a decrease in expenses.  The increase in the net loss for the nine month period was primarily attributable to increased consulting expense, increased general and administrative expense and impairment of an intangible asset.

Revenues

Revenues and Cost of Goods Sold (in thousands, except percentages):

	For the Three Months Ended September 30,		Change
	2011	2010	$	%
Revenues	$ 109	$ 97	$ 12	12%
Cost of Goods Sold	$ 15	$ 40	$ (25)	-63%

	For the Nine Months Ended September 30,		Change
	2011	2010	$	%
Revenues	$ 309	$ 296	$ 13	4%
Cost of Goods Sold	$ 101	$ 123	$ (22)	-18%

Revenues.  Revenues are generated primarily from the sale of our mushroom based nutraceutical dietary supplement products.  We generated $108,566 in revenues for the three months ended September 30, 2011 as compared to $96,705 in revenues for the same period last year.  The increase in revenues was primarily due to the increase in Groh sales.  For the nine month period ended September 30, 2011 our revenues increased by $13,000 due to the increase sales of Groh, our product designed to nutritionally support hair follicles and nail beds.  We generated $309,309 in revenues for the nine months ended September 30, 2011 as compared to $295,737 in revenues for the same period last year.  Overall, approximately 39% of our revenues came from sales of Groh, 25% came from sales of GlucoSANO and ImmunoSANO, 8% from sales of Nu-Flex products, 9% from sales of EquiSANO, and 19% from sales of bulk mushroom substrate and shipping revenue.

Cost of Goods Sold.    Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Our cost of goods sold was $15,128 for the three months ended September 30, 2011 resulting in a gross profit of $93,437 as compared to a cost of goods sold of $39,644 and a gross profit of $57,061 for the three months ended September 30, 2010.  Our gross profit margin for the three months ending September 30, 2011 increased by 64.91% over three months ending September 30, 2010 while our gross profit margin for the nine months ending September 30, 2011 increased by 20.23% over nine months ended September 30, 2010.  The cause of the increase in gross profit is our production processes have become more efficient during 2011, which is our second year of production.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of September 30, 2011, we did not have any employees.  Our Chief Executive Officer, Marvin S. Hausman, M.D. and our Vice President for Marketing and Sales, Devin Andres, have provided employee like services pursuant to consulting arrangements .  Both Dr. Hausman and Mr. Andres have subsequently entered into employment agreements with TNS on October 28, 2011.  As our operations expand, we anticipate the need to hire employees however, the exact number of employees that would be hired is not quantifiable at this time.

Liquidity and Capital Resources

As of September 30, 2011 we had cash of $7,971 as compared with cash of $65,061 on December 31, 2010.  We have incurred debts in an aggregate principal amount of $412,500 at various rates of interest.  $50,000 of debt plus accrued interest at 6% is due December 31, 2011, $312,500 plus accrued interest at 5% matures on June 30, 2012 and $50,000 and accrued interest at 6% matures on June 30, 2012.  Management believes the Company will be able to continue to generate funding so that the Company will have sufficient funds to remain operational through January 2012.

We anticipate that we will continue to generate losses during the remainder of this fiscal year and therefore, unless we are able to raise capital through debt or equity financing, we may be unable to continue operations in the future.  In April 2011 we closed a private placement of units to two investors, with each unit comprised of one share of common stock, one A warrant exercisable at $0.20 per share and one B warrant exercisable at $0.40 per share, for a price of $0.07 per unit.  We had net proceeds of $43,000 from the private placement through the issuance of 614,287 units.  We have undertaken a private placement of convertible preferred stock for $1.5 million.  During third quarter 2011, we received net proceeds of $100,000 for issuing 20,000 shares of preferred stock.  In addition, under the agreement for the sale of our Equisano dietary product line dated May 27, 2011with FunGuys LLC and Mark Wolf described above, 21,500 shares of Series A preferred stock were issued for conversion of an outstanding promissory note in the amount of $100,000 plus $7,500 in accrued interest.

Additional working capital may also be sought through additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these.  Our ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.

There can be no assurance that additional debt or equity capital will be available to us.  We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Subsequent Events

                On October 28, 2011 our President, Chief Executive Officer, Interim Chief Financial Officer and Chairman, Marvin S. Hausman, M.D. entered into an Employment Agreement with TNS.  Dr. Hausman will be compensated as follows:  (1)  a base salary of $250,000 of which $120,000 is to be paid in cash and the remaining $130,000 is to be paid in the form of 833,400 shares of common stock in four equal quarterly installments with the first installment of 208,350 shares issuable on the Commencement Date, an option to purchase 1,389,000 shares at $0.047 per share, and a ten year warrant to purchase 1,389,000 shares at $0.036 per share; (2) as a retention incentive, a warrant to purchase 5 million shares at $0.055 per share, and (3) an annual bonus which Dr. Hausman may be awarded at the discretion of the board of directors based on his performance and the financial condition of the corporation.  Dr. Hausman will also receive employee benefits, including family health and dental insurance coverage and short and long term disability insurance coverage.  In addition, Dr. Hausman was to be issued 8,342,334 shares of common stock in lieu of cash for accrued consulting fees due to Dr. Hausman and out of pocket expenses incurred in the aggregate amount of $300,300.

Also on October 28, 2011, Devin Andres, the Vice President of Operations entered into an Employment Agreement with TNS.  The agreement is for a one year term.  Mr. Andres will be compensated as follows:  (1)  a base salary of $175,000 of which

$72,000 is to be paid in cash and the remaining $103,000 is to be paid in the form of 694,500 shares of common stock in four equal quarterly installments with the first installment of 173,625 shares issuable on the Commencement Date,, an option to purchase 1,083,420 shares at $0.047 per share, and a ten year warrant to purchase 1,083,420  shares at $0.036 per share; (2) as a retention incentive, a warrant to purchase 3.5 million shares at $0.055 per share, and (3) an annual bonus which Mr. Andres may be awarded at the discretion of the board of directors based on his performance and the financial condition of the corporation.  Mr. Andres will also receive employee benefits, including family health and dental insurance coverage and short and long term disability insurance coverage.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2010, Item 9A filed on May 18, 2011 still exist, and therefore our disclosure controls and procedures were not effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

As of September 30, 2011, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                We have undertaken a private placement of convertible preferred stock for $1.5 million.  During third quarter 2011, we had net proceeds of $100,000 for 20,000 shares of preferred stock to two investors.  In addition, under the agreement for the sale of our Equisano dietary product line dated May 27, 2011with FunGuys LLC and Mark Wolf described above, 21,500 shares of Series A preferred stock were issued for conversion of an outstanding promissory note in the amount of $100,000 plus $7,500 in accrued interest.  Each share of Series A preferred stock are initially convertible into one hundred shares of common stock, subject to adjustment pursuant to certain anti-dilution provisions.  The issuance of the preferred shares was exempt from registration based on Section 4(2) under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Registrant		8-K	3.1	10/29/2010
3.2	Amended and Restated Bylaws of Registrant		8-K	3.2	09/22/2010
3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008
10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008
10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008
10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008
10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009
10.5	Form of Securities Purchase Agreement		8-K	10.1	09/21/2009
10.6	$50,000 Promissory Note between TNS and Marvin S. Hausman, M.D. and Philip Sobol dated December 30, 2009		8-K	10.1	12/31/2010
10.7	$100,000 Promissory Note between TNS and Larry A. Johnson dated January 12, 2010		8-K	10.1	2/24/2010
10.8	$100,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		8-K	10.2	2/24/2010
10.9	$50,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		10-K	10.9	4/15/2010
10.10	Profit Sharing Agreement between TNS, American Charter & Marketing LLC, and Delta Group Investments, Limited dated March 26, 2010		10-K	10.10	4/15/2010
10.11	Form of Common Stock and Warrant Agreement 2010		8-K	10.1	12/20/2010
10.12	$312,500 Promissory Note between TNS and Delta Group Investments Limited dated January 26, 2011		8-K	10.2	2/22/2010
10.13	Termination of Profit Sharing Agreement dated February 21, 2011		8-K	10.1	2/22/2011
10.14	Lease Agreement between TNS and Sherwood Venture LLC dated March 15, 2011		8-K	10.1	4/6/2011
10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010
10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010
10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010
10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010
10.17	Asset Purchase Agreement between TNS, FunGuys, LLC and Mark C. Wolf dated May 27, 2011	X	8-K	10.1	3/3/2011
10.18	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock of Total Nutraceutical Solutions, Inc. dated May 26, 2011.		8-K	10.3	3/3/2011
10.19	Employment Agreement between Marvin S. Hausman, M.D. and Total Nutraceutical Solutions, Inc. dated October 28, 2011.		8-K	10.1	11/2/2011
10.20	Employment Agreement between Devin Andres and Total Nutraceutical Solutions, Inc. dated October 28, 2011.		8-K	10.2	11/2/2011
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Total Nutraceutical Solutions, Inc.

November 14, 2011	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)