Form 10-K
period 2011-12-31
Entia Biosciences, Inc.
filed 2012-03-30
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANG1E COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011.
OR
[ ]	TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

000-52864

(Commission file number)

Entia Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-0561199
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

P.O. Box 910, Stevenson, WA 98648

(Address of principal executive offices)

(509) 427-5132

(Registrant’s telephone number)

Total Nutraceutical Solutions, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

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

Large accelerated filer [  ]      Accelerated filer [  ]      Non- accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [  ]  NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $404,900 based on the stock market price of the company’s shares on June 30, 2011.  Shares of common stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of the issuer’s common stock as of March 30, 2012: 7,133,577 shares.

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

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

PART I

Item 1.  Business

Background

On January 9, 2012 the amendment to our Articles of Incorporation involving the name change from Total Nutraceutical Solutions, Inc. to Entia Biosciences, Inc. became effective with the Secretary of State of Nevada.  We also filed articles of incorporation for a wholly owned subsidiary of Entia Biosciences, Inc., with such subsidiary to be named Total Nutraceutical Solutions, Inc. in January 2012.

On February 15, 2012 a 10:1 reverse stock split became effective after we received authorization from Financial Industry Regulatory Authority (FINRA) for the corporate action.  Also the name change from Total Nutraceutical Solutions, Inc. to Entia Biosciences, Inc. became effective on the FINRA system on the same date.  Pursuant to the 10:1 reverse stock split, the shares outstanding immediately prior to the reverse stock split of 71,329,056 shares of common stock became 7,132,906 shares after the reverse stock split.  All share numbers in this Annual Report on Form 10-K have been adjusted to reflect this 10:1 reverse stock split, as have the number of shares into which all securities are convertible (such as options and warrants) and the exercise price of such convertible securities.

Our Business

Entia Biosciences, Inc. or ENTIA (formerly Total Nutraceutical Solutions, Inc) is an emerging biotechnology company engaged in the discovery, scientific evaluation and marketing of natural formulations that can be used in medical foods, nutraceuticals, cosmetics and other products developed and sold by ENTIA and by third parties.  Our current portfolio of products utilize our ErgoD2™ food-based formulations, which are 100% USDA certified organic, are naturally rich in the potent antioxidants L-Ergothioneine and Ergocalciferol (vitamin D2), and are enhanced utilizing ENTIA’s patented UV light technology that naturally increases Ergocalciferol levels by as much as 800%.  ENTIA’s proprietary formulations provide multiple health benefits for both humans and animals and address multi-billion dollar markets for inflammation control, immune system support, reproductive health, neurodegenerative disease, hair and nail growth, and other potential applications for health, beauty, and agriculture.

ErgoD2™ formulations contain a proprietary blend of specialty mushrooms that are non-toxic and generally accepted as safe for consumption by humans and animals.  These mushrooms are organically produced by multiple growers in North American and are then dried and milled into powder so they can be blended, enhanced, encapsulated and packaged into ENTIA and third-party branded products.  With the exception of our patent pending UV light enrichment process, which is performed at our Sherwood, Oregon facility, we are currently outsourcing our manufacturing to third party contractors, including Columbia Nutritional Services, Inc. of Vancouver, Washington and NHK Laboratories, Inc. of Santa Fe Springs, California.  As demand for ErgoD2™ ingredients and our encapsulated products expand, we may bring some or all of the manufacturing processes in-house to maintain or improve our margins, quality control, and production efficiencies.

ENTIA is currently developing and scientifically validating a line of medical food products that we intend to offer under the ErgoD2™ brand to institutional customers (i.e. dialysis and diabetes centers) and other potential high volume users in the health care market.  During 2011, we commenced several animal studies to validate the safety and efficacy of our ErgoD2™ formulation, including a successful LD-50 toxicity study and studies with Massachusetts General Hospital in Parkinson’s disease and the University of Seoul (Korea) in Niemann-Pick’s disease.  We intend to conduct other studies in these and other debilitating diseases, with the expectation that one or more ErgoD2™ medical foods will be brought to market during 2012.  During the first quarter of 2012, we announced our initial medical product offerings would be  ErgoD2™ “Hemo”, which naturally elevates the blood cell counts in patients with anemia and regulates the insulin sensitivity of patients with diabetes, and ErgoD2™ “Hair”, which encourages hair growth in patients with Alopecia. Other medical foods are in the development pipeline.

Through our wholly owned subsidiary Total Nutraceutical Solutions, Inc. (TNS), we currently market nutraceutical products under the Groh™ and SANO™ brands directly to consumers online and indirectly through leading hair salons and other resellers in North America.  TNS currently offers  three dietary supplement products: ImmuSANO™, which balances cellular function and promotes a stronger immune system;  GlucoSANO™, which maintains more normal cellular metabolism and stabilizes blood sugar; and Groh™, which has been designed to nutritionally support hair and nail growth and health.  We intend to commence a clinical study of the Groh™ supplement in early 2012 to quantify the amount and quality of hair and nail growth in a clinical setting.  The study is expected to measure the rate of growth during the sixty (60) day period before and ninety (90) day period following supplementation and the results will be used in marketing and the production of a potential infomercial, which management hopes will begin airing before the end of 2012.  On May 27, 2011, we sold our EquiSANO™ equine product to FunGuys LLC, who is now an institutional customer of our ErgoD2™ formulations.  We may enter into similar relationships and transactions with our other SANO™ products and/or expand our line of consumer offerings through the development or acquisition of complementary products (ie. shampoos, soaps, lotions in the Groh™ line) as brand awareness and market demand for our technology increases.

ENTIA’s broad intellectual property portfolio currently includes patents, patent applications, and know how covering the extraction, enhancement, application and clinical uses of natural and/or synthetic L-Ergothioneine and Ergocalciferol (Vitamin D2) alone or in combination.  Our research and development efforts are directed by a scientific advisory board (SAB) of respected experts from industry and academia who are thought leaders in fields critical to ENTIA’s success in the marketplace. Co-Chairmen of the SAB are Dr. Marvin S. Hausman MD, CEO of ENTIA, and Dr. Paul M. Vanhoutte, MD, Ph.D., an internationally recognized cardiologist and research scientist.

The science of food-based biotechnology and personalized nutritional healthcare with natural products is in its infancy and ENTIA intends to become a technological leader within the institutional food sciences and supplementation markets.  A revolution in nutritional science is occurring with the new field of Nutrigenomics taking center stage and ENTIA’s vision is to play a major role in this rapidly evolving field.  Nutrigenomics is the study of the effects of foods and food constituents on gene expression as well as how an individual reacts with food and nutritional factors based on ones genetic makeup.  The objective is to create personalized nutrition and the potential control of chronic debilitating diseases including early aging.  The discoveries and research being done with Ergothioneine and Ergocalciferol could markedly influence treatments for a wide variety of conditions that have challenged the pharmaceutical industry for decades.

We utilize novel clinical models, biomarkers, and analytical tools to validate the nutritional and clinical efficacy of our formulations and the products that incorporate them.  Our scientific strategy and technology platform initially focused on the unique manufacturing and health benefits of specific bioactive nutrients found in certain whole natural mushrooms and their mycelial biomasses (mushroom powder and its active components).  In early 2011, we expanded into curcumin extracted from tumeric (see description below).

 ENTIA Formulations

Our proprietary formulations are produced from whole foods using nonchemical enhancement, extraction, and concentration methods and are primarily used in ENTIA branded products.  Ingredients used in the formulations are supplied by domestic growers and we naturally concentrate the vitamin D content of certain ingredients utilizing ENTIA’s patent pending proprietary UV-light methodology at our Sherwood, Oregon facility.  Research and development of new formulations are performed under contract with outside laboratories, such as the Department of Food Science, Pennsylvania State University.  Formulations are sold in either concentrated or natural forms directly to a limited number of third party manufacturers of cosmetic and nutraceutical products and indirectly to those customers through resellers.

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

Vitamin D is in an important food additive currently used in a variety of fortified food products including milk, margarine, cereal, orange juice, and vitamin supplements.  Vitamin D is primarily available in two active forms, vitamin D2 (ergocalciferol) and vitamin D3 (cholecalciferol).  Vitamin D3 (cholecalciferol) is chemically extracted from animal lanolin.  Vitamin D2 is plant based and is produced naturally within mushrooms.  ENTIA utilizes a proprietary natural UV enhancement process to naturally increase the vitamin D2 content in its ingredients by as much as 2000%

L-Ergothioneine

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

Mammals are not able to manufacture L-Ergothioneine, (this amino acid must be acquired through diet), but have a unique transporter that exclusively carries this potent antioxidant from the blood to various cells and tissues throughout the body, suggesting an essential physiologic purpose.  ENTIA acquired the exclusive world-wide diagnostic and therapeutic rights to the transporter from the University of Cologne (Germany) in 2010 and during 2011 commenced an immunohistochemistry (IHC) study with Lifespan Biosciences to determine where the transporter is over and under expressed in an extensive collection of normal and diseased human tissues.

Ergo-D2

Ergo-D2 is an optimized blend of our L-Ergothioneine and vitamin D2 ingredients that is not available in a concentrated form.  This ingredient is being marketed for use in dietary food supplements and organic food products, to naturally enhance product shelf life and aid in the suppression and or control of inflammation in various organ systems.

Turmeric/Curcumin

Curcumin, also known as diferuloylmethane, is a photochemical found in the spice turmeric. It is a powerful anti-inflammatory and antioxidant, and may help prevent the development of a variety of conditions related to oxidative and free-radical damage, including cataracts, heart disease, and cancer.  A research study performed at Model BioSystems and funded by ENTIA has verified many of the anti-inflammatory properties of Turmeric/Curcumin and its beneficial effect on Alzheimer’s disease.  We have identified a proprietary source for a highly potent variety of Turmeric/Curcumin, not currently available in the US market, which possesses many additional co-factors which enhance its effectiveness alone and potentially in combination with other ENTIA formulations.

Branded Products

We have developed several commercial products that utilize our proprietary formulations and enhancement, extraction, and concentration technologies.  As the market’s understanding and acceptance of these new products expand, we may sell or license them to third parties that agree to purchase the formulations from ENTIA exclusively.

Institutional Products

We are developing a line of medical food products under the ErgoD2™ brand, which we intend to sell to institutional customers in various segments of the healthcare industry (ie. dialysis and diabetes centers, dermatology clinics, etc.).  Medical foods are a cost effective new scientific and medical approach to managing diseases called therapeutic dietary management.  Medical foods contain the same “natural” ingredients found in dietary supplements (vitamins, minerals, etc.) but have been enhanced or concentrated for medical use and require greater guarantees of efficacy and safety.  Medical foods must be orally administered under a doctor’s orders for a specific disease or condition and are exempted from FDA pre-approval and pre-market notification, making it easier, faster, and affordable to bring new products to market.   Not currently covered by most health insurance plans, therapeutic dietary management provides physicians with additional tools to help improve the symptoms and/or slow the progression of specific chronic conditions, potentially reducing the side effects and costs of complementary pharmacologic therapies.

ErgoD2™ Hemo has been formulated with the objective of improving blood cell counts, hemoglobin levels, and insulin sensitivity in patients with anemia and diabetes.  Ergothioneine is a known electron donor, which helps keep iron in a more stable non-toxic +2 oxidative state required for oxygen binding by red blood cell hemoglobin.  Ergothioneine is also believed to naturally stimulate the progenitor bone marrow stem cells responsible for red blood cell production and to have the potential to disable the macrophage inflammatory response, which releases cytokines that cause insulin resistance. High levels of Ergocalciferol have additionally been shown to reduce incidence of type 1 & 2 diabetes.  ENTIA intends to commence an initial clinical study with a limited number of dialysis patients during the first half of 2012 to confirm product efficacy and support the marketing claims that will be used during product launch. This product is sold in capsule form.

ErgoD2™ Hair has been formulated to encourage hair health and growth in patients suffering from alopecia (hair loss).  Iron and oxygen deficiency and reduced insulin sensitivity have been implicated in hair loss.  ErgoD2™ Hair addresses these conditions and has the potential to deliver Ergothioneine to the fibroblastic stem cell.  The formulation also contains naturally high concentrations of melanin and selenium to further support hair health and color.  This product is sold in capsule form.

Consumer Products

We have developed dietary supplements that leverage our expertise of identifying unique combination of bionutrients and their associated health benefits.  Four of these nutraceutical products are for human consumption and one is for the equine market  Branded consumer oriented products are sold through ENTIA’s Total Nutraceutical Solutions subsidiary (TNS) directly to consumers online and indirectly through retailers and other resellers.

Groh™ nutritionally supports hair and nail growth.  This product is the over-the-counter strength version of ErgoD2™ Hair and does not make any medical claims.  ENTIA intends to commence a clinical study with a limited number of healthy Dermatology patients during the first half of 2012 to quantify the rate of hair and nail growth for product marketing and the production of a potential infomercial.  The product is sold in capsule form.

ImmuSANOTM nutritionally addresses the needs of the immune system by balancing cellular function and promoting a stronger immune system.  This product is sold in capsule form.

GlucoSANOTM is designed to assist in maintaining more normal cellular metabolism and stabilizing blood sugar levels.  This product is sold in capsule form.

EquiSANOTM is for consumption by horses and is composed of a proprietary blend of 5 types of certified organic medicinal mushrooms, each of which contains bioactive nutrients that assist the horse in balancing cellular function and promoting a stronger immune system which is associated with increased resistance to infections.  Sold in bulk powder form, this product was sold on May 27, 2011 to FunGuys LLC.

Research Agreements and Sponsored Research on the Nutritional Value of Mushrooms

The dramatic growth in consumer demand for organic nutritional and nutriceutical products over the past decade has created an opportunity for companies to offer new and upgraded products to address this demand.  Our scientific strategy is to support our efforts by applying modern scientific and medical technology to understand and promote the medicinal and other benefits found in natural whole foods.  We contract with leading food technologists at major scientific universities to identify and quantify the key bionutrients and antioxidant components of specific foods.  Once the components have been identified we design and implement outsourced studies that validate the health benefit of our formulations and the products that contain them.  ENTIA additionally invests in research and development of proprietary extraction, concentration, and delivery technologies for use with its formulations.

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

The vitamin D2 research resulted in the filing of a patent application entitled “Methods of Use and Rapid Generation of Vitamin D2 from Mushrooms and Fungi Using Pulsed UV-light.”  In November 2008, we acquired an exclusive option to license the vitamin D2 patent from The Penn State Research Foundation (PSRF).  On June 9, 2010 ENTIA exercised the option and licensed the vitamin D2 patent from PSRF.

During 2009 and 2010, ENTIA funded studies performed under contract with Model BioSystems, Inc. of San Clemente, California and Bangalore, India to evaluate the antioxidant and bionutrient properties of common and specialty mushrooms including a proprietary grown mushroom, Agaricus blazei Murill (AbM) by Sylvan Bio, Inc. and Creekside Mushrooms, Ltd.  A fruit fly model (Drosophila melanogaster) was used to study biologic survival, suppression of oxidative/inflammatory stress, and suppression of Alzheimer’s disease.  In the study, unenriched and vitamin D2 enriched mushroom dried powders were evaluated, as well as the efficacy of pure Vitamin D2 and vitamin D3.  Positive clinical findings resulted in the filing of three provisional patents.  Marvin S. Hausman MD, our Chief Executive Officer, who assisted in design of the clinical studies, wrote and filed the provisional patents and subsequently assigned the provisional patents to ENTIA.  Positive additional clinical data plus consolidation of the three provisional patents allowed the filing of a new patent on September 21, 2010 entitled “Vitamin D2 Enriched Mushrooms and Fungi For Treatment of Oxidative Stress, Alzheimer’s Disease and Associated Disease States”.

Patent License and Acquisition Agreements

In November 2008, we acquired an exclusive option to license the vitamin D2 patent entitled “Methods of Use and Rapid Generation of Vitamin D2 from Mushrooms and Fungi Using Pulsed UV-light.” from The Penn State Research Foundation (PSRF).  On June 9, 2010 ENTIA exercised the option and licensed the vitamin D2 patent from PSRF.  Under the Exclusive License Agreement with PSRF, ENTIA undertook to pay a royalty on net sales of dietary supplements and nutraceutical or medical foods products utilizing the patented technology.  Entia has accrued royalty expense in the amount of $2,374 for 2011 and none has been paid.  ENTIA also undertook to pay the costs of filing, prosecuting and maintaining and defending the licensed patent and undertook to obtain and carry commercial general liability insurance for not less than $1 million per occurrence for personal injury or death once it begins to manufacture products based on the patented technology.

On November 10, 2009, ENTIA acquired rights to a patent entitled “Use of Ergothioneine as a Preservative in Foods and Beverages.”  The transfer of the patent to ENTIA was subject to an “Assignment and Assumption” agreement between Dr. Philip Sobol, Dr. Robert Beelman, and Dr. Marvin Hausman.  Under that agreement ENTIA agreed to issue a maximum of 150,000 shares of common stock to the assignors upon the first to occur of the following events up to 150,000 shares:  upon issuance of the patent in the U.S. (100,000 shares), upon issuance of the patent in the first European Union jurisdiction (50,000 shares), if ENTIA enters into a license agreement for the patent with any third party (150,000 shares), or upon the successful commercialization of any product or technology covered by the patent (50,000 shares).  Upon the successful commercialization of any product or technology covered by the patent, ENTIA will grant to assignors a royalty equal to 3% of net sales of any such product or technology and/or 20% of any sublicensing payments if the patent is sublicensed.

On March 9, 2010 ENTIA acquired from the University of Cologne, Cologne, Germany, an exclusive license agreement on the invention entitled “Ergothioneine Transporter.”  The license comprises the patent application entitled; “Identification of Ergothioneine Transporter and Therapeutic Uses Thereof.”  This transporter is present in human cells, especially red and white blood cells, and can efficiently move the antioxidant L-Ergothioneine (ERGO) across cell membranes.

Intellectual Property

We are substantially dependent on our ability to obtain and maintain patents and other proprietary rights and know-how which serve as the basis for our intellectual property portfolio.

Patent Applications

US patent application No. 12/887,276, PCT US10/49684 filed on September 21, 2010 entitled:  “Vitamin D2 Enriched Mushrooms and Fungi For Treatment of Oxidative Stress, Alzheimer’s Disease and Associated Disease States.”  Assigned to ENTIA by Marvin S. Hausman, M.D. on September 21, 2010.

US patent application No. 61/438,483 (related to application No. 12/887,276) filed on February 1, 2011 entitled “Anti-Inflammatory Approach to Prevention and Suppression of Post-Traumatic Stress Disorder, Traumatic Brain Injury, Depression and Associated Disease States.”   Assigned to ENTIA by Marvin S. Hausman, M.D. on February 1, 2011.

US patent application No. 61/496,321 filed on June 13, 2011 entitled “A Nutritional Approach to the Control of Anemia and Prevention of Associated Comorbid States with the Use of Ergothioneine.”  Assigned to ENTIA by Marvin S. Hausman, M.D. on June 13, 2011.

US patent application No. 61/539,549 filed on September 27, 2011 entitled “Application of Mushroom-based Whole Foods to Control Metabolic Syndrome.”  Assigned to ENTIA by Marvin S. Hausman, M.D. on September 27, 2011.

US patent application No. 61/581,480 filed on December 29, 2011 entitled “A Nutritional Approach to the use of Ergothioneine for Hair and Nail Growth.”  Assigned to ENTIA by Marvin S. Hausman, M.D. on December 29, 2011.

The following patent applications were assigned to ENTIA by our President and Chief Executive Officer, Marvin S. Hausman, M.D. in November 2009.

US patent application No. 61/277,150 filed September 21, 2009 entitled “Vitamin Fortified Mushrooms and Fungi for Increasing Survivability and Longevity”.

US patent application Serial number 61/280,578 filed November 5, 2009 entitled “Vitamin Fortified Mushrooms and Fungi for Increasing Resistance to Oxidative Stress”.

PCT/US 2008/056234 Serial number 12/529,859 entitled “Use of Ergothioneine as a Preservative in Foods and Beverages” inventors Beelman, R.B. and M. Hausman, PCT filed on March 7, 2008.  Assigned to ENTIA on November 10, 2009 by Hausman, Beelman, and Sobol.

Patent Applications Subject to License Agreements

US patent application No. 12/386,810 entitled “Methods of Use and Rapid Generation of Vitamin D2 from Mushrooms and Fungi Using Pulsed UV-light.” filed on April 23, 2009.  On June 9, 2010, ENTIA acquired an exclusive license from The Penn State Research Foundation (PSRF) on this patent application.  This patent application was derived from U.S. Provisional Patent Application No. 61/047,268 entitled “Methods and Compositions for Improving the Nutritional Content of Mushrooms and Fungi” filed April 23, 2008.

Patent application No. PCT/EP 2005/005613 entitled; “Identification of Ergothioneine Transporter and Therapeutic Uses Thereof.” Filed on May 24, 2005, US Patent ApplicationNo. 11/569,451 filed on June 25, 2007.  On March 9, 2010 ENTIA acquired from the University of Cologne, Cologne, Germany, an exclusive license agreement to this patent application.

Production, Distribution and Marketing

Since July 2009 we have been utilizing Columbia Nutritional Services, Inc. of Vancouver, Washington to manufacture, per our specifications, our three nutraceutical mushroom supplement products, ImmuSANOTM, GlucoSANOTM, and GrohTM.

We currently market our products directly to the consumer utilizing direct mail order, reseller distribution programs, internet marketing, and commission sales people.  Fulfillment and distribution is performed at facilities in Stevenson, WA, Sherwood, OR and from a contracted facility in Quitman, TX.

We utilize several methods of product distribution including: independent retail outlets, direct mail, cyber-marketing, and a limited independent, commissioned sales force.  Exclusive distribution agreements have been signed with Koch International (South Korea), Caribbean International Medical (Aruba, Curacao, Bonaire, Suriname and other Caribbean jurisdictions), and Intelligent Concepts Ltd. (United Kingdom and Western Europe).  We maintain our inventory and ship the products from our offices in Stevenson, WA, Sherwood, OR, and from a contracted facility in Quitman, TX.

Competitive Environment

The medical foods, dietary supplements and functional ingredients markets are highly competitive, with many well-known and established suppliers. The biotechnology industry is subject to rapid change.  New products are constantly introduced to the market.  Our ability to remain competitive depends on our ability to develop and manufacture new products in a timely and cost effective manner, to accurately predict market transitions, and to effectively market our products.  Our future financial results will depend to a great extent on the successful introduction of several new products.  We cannot be certain that we will be successful in selecting, developing, contract manufacturing and marketing new products.

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

Competition

The global nutritional supplements industry (which includes the nutraceutical and medical foods segments) is quite fragmented, with many small and large companies operating in the sphere. The fragmented nature of the industry offers scope for mergers, acquisitions and new companies to rise to leadership positions provided they bring new innovative products to the market.  The four major players in the global nutritional supplements industry, include Atrium Innovations, Glanbia Plc, NBTY Inc., and Herbalife Ltd.

These companies market and distribute their products through various channels including: retail, multi-level marketing, e-commerce, and direct to consumer marketing (direct mail, TV & Radio infomercials, and email).

The market is highly sensitive to the introduction of new products thus management has positioned ENTIA as an emerging biotechnology company with collaborative research projects at major universities, including but not limited to Massachusetts General Hospital, Boston, MA, Pennsylvania State University, State College, Pennsylvania and University of Cologne, Cologne, Germany.  This position has allowed ENTIA to obtain a significant portfolio of intellectual property, which is being utilized to secure the manufacturing process and the intended application of our new products.  Furthermore, we will align our products, where advantageous, to take advantage the protection granted under the Orphan Drug Act, which allows for the development of Medical Foods to treat specific disease conditions.  This approach will decrease many of the barriers to entry and facilitate ENTIA’s ability to bring new innovative products to market.

Government Regulation

The term “medical food” means a food which is formulated to be consumed or administered enterally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation. See 21 U.S.C. § 360ee(b)(3).

Although Congress provided a statutory definition for medical foods, the legislative history of the Orphan Drug Amendments does not discuss the definition and, therefore, does not provide any further information regarding the types of products that the definition was intended to cover.

In the Nutrition Labeling and Education Act of 1990 (NLEA), Congress incorporated the definition of medical foods contained in the Orphan Drug Amendments of 1988 into 21 U.S.C. § 343(q)(5)(A)(iv) of the FDCA and exempted medical foods from the nutrition labeling, health claim, and nutrient content claim requirements applicable to most other foods. The final rule on mandatory labeling (58 FR 2079 at 2151, January 6, 1993) exempted medical foods from the nutrition labeling requirements and incorporated the statutory definition of a medical food into the agency’s regulations in regulation 21 C.F.R. § 101.9(j)(8). The FDA enumerated criteria that were intended to clarify the characteristics of medical foods. The regulation provides that a food may claim the exemption from nutrition labeling requirements only if it meets the following criteria in § 101.9(j)(8):

(i)

It is a specially formulated and processed product (as opposed to a naturally occurring foodstuff used in its natural state) for the partial or exclusive feeding of a patient by means of oral intake or enteral feeding by tube;

(ii)

It is intended for the dietary management of a patient who, because of therapeutic or chronic medical needs, has limited or impaired capacity to ingest, digest, absorb, or metabolize ordinary foodstuffs or certain nutrients, or who has other special medically determined nutrient requirements, the dietary management of which cannot be achieved by the modification of the normal diet alone;

(iii)

It provides nutritional support specifically modified for the management of the unique nutrient needs that result from the specific disease or condition, as determined by medical evaluation;

(iv)

It is intended to be used under medical supervision; and

(v)

It is intended only for a patient receiving active and ongoing medical supervision wherein the patient requires medical care on a recurring basis for, among other things, instructions on the use of the medical food. 58 Fed. Reg. 2079 at 2185. (emphasis added).

Medical Foods are Protected Under the Proxmire Amendments and DSHEA

Congress enacted legislation (Pub. L. 94-278, Title V, April 22, 1976) that became section 411 of the act (21 USC 350) (known as the “Proxmire Amendment”). This amendment prevents the FDA from classifying any vitamin or mineral as a drug solely because it exceeds a potency level that is deemed to have a nutritionally sound rationale. In order to be excluded from regulation as a "drug" under the provisions of 21 USC § 350(a) and 21 USC § 350(b) or, in other words, in order to be a food to which 21 USC § 350 applies, a product must, under the definition of that phrase in 21 USC § 350(c), be a food for humans which is a food for special dietary use, (A) which is [a] vitamin . . . , and (B) which – (i) is intended for ingestion in tablet, capsule, powder, softgel, gelcap, or liquid form, or (ii) if not intended for ingestion in such a form, is not represented as conventional food and is not represented for use as a sole item of a meal or of a diet. United States v. Ten Cartons, 888 F. Supp. 381, 1995 U.S. Dist. LEXIS 3925 (E.D.N.Y.1995).

Proposed Rule Withdrawn

In November 29, 1996, FDA proposed to implement new regulations for medical foods.(See 61 Fed. Reg. 60661) Those proposed regulations were withdrawn on November 26, 2004, as part of a regulatory reform initiative designed to reduce regulatory burdens and because FDA believed that the backlog of pending proposals diluted its ability to concentrate on higher priority regulations and public health issues. Accordingly, FDA stated that because of the agency's limited resources and changing priorities, FDA has been unable to: (1) Consider, in a timely manner, the issues raised by the comments on these proposals and (2) complete the action on them. 69 Fed.Reg. 68831.

FDA has stated, in a withdrawn proposed rule, that the statutory definitions of “medical food” (21 U.S.C. 360ee(b)(3)) and food for “special dietary use” (see 21 USC 350(c) (3) of the act) are separate and distinct. 61 Fed. Reg. 60661. FDA premised such rational based upon Congress’ enactment of NLEA and the differing treatment of medical foods, which are exempted under section 403(q)(5)(A)(iv) and (r)(5)(A) of the act, while there is no special treatment of foods for special dietary use. The consequence is that FDA asserts that foods for special dietary use are subject to the nutritional labeling, health claim restrictions and nutrient content claims established for most other foods under NLEA. Thus, FDA believes that health claims on the label or in the labeling of a food for special dietary use must have been authorized by FDA to ensure that the claim is scientifically valid and is presented in such a way that it is truthful and not misleading.

FDA stated in the November 1996 withdrawal notice that “[I]n some cases the preambles of [withdrawn proposals] may still reflect the current position of FDA on the matter addressed. Anyone unsure whether a statement in one of the preambles reflects the agency's current thinking should contact FDA.” 69 Fed.Reg. 68831 at 68832. Any such application of a withdrawn FDA “proposed rule” in an enforcement action is void ab initio. FDA may not use a withdrawn rule as a tool, camouflaged as a lawful rule, under the Administrative Procedures Act (APA), to impose legally enforceable rules upon industry. In doing so, FDA violates the APA’s rulemaking and adjudication provisions. 5 USC § 553 et al.

Notwithstanding, medical foods may also qualify as foods for special dietary use and thus subject to the protections of 21 USC 350 and cannot be classified as drugs by the FDA. Case law establishes that non-food products qualify as meeting the definition of “special dietary use” as that term is defined in section 350(c)(3)(B), namely "to supply a vitamin for use by man to supplement his [or her] diet." United States v. Ten Cartons, 888 F. Supp. 381, 1995 U.S. Dist LEXIS 3925 (E.D.N.Y. 1995).

Finally, DSHEA expanded the FDCA definition of dietary supplements to include herbs, amino acids, and any other “dietary substance for use by man to supplement the diet by increasing the total dietary intake.” 21 U.S.C. 321(ff). By including such substances in its definition of dietary supplements, DSHEA brought these supplements under the protection of the Proxmire Amendment, preventing the FDA from classifying such supplements as drugs. 21 USC § 350. DSHEA struck the down the FDA’s 1993 proposed rule (58 Fed. Reg. 33690-33700) that had suggested regulating amino acids, herbs, and other supplements as food additives and drugs, and declared it null and void. See DSHEA, Pub. L. No. 103-417, sec. 3(b)(3), 201(s), 108 Stat. 4325, 4328, 4332. It follows that medical foods, subject to 21 USC § 350(c)(1)(B)(ii), could also be considered to be dietary supplements and are also protected under the Proxmire amendments. 21 U.S.C. § 321(ff)(3)(B).

In both the United States and foreign jurisdictions, we will be subject to compliance with laws, governmental regulations, administrative determinations, court decisions and similar constraints.  Although the products we plan to produce and distribute are not deemed to be drugs, they are considered to be dietary supplements and therefore are subject to all regulations regarding products ingested by consumers.   Such laws, regulations and other constraints exist at the federal, state and local levels in the United States and at all levels of government in foreign jurisdictions.  These regulations include constraints pertaining to (i) the manufacturing, processing, formulating, packaging, labeling, distributing and selling (ii) advertising of products and product claims (iii) transfer pricing, and (iv) methods of use.

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

Employees

We currently have five full-time employees. Our Chief Executive Officer, President and Acting Chief Financial Officer, Marvin S. Hausman, M.D., our Vice President Devin Andres (who also serves as President of TNS) have been employees since October 28, 2011.  There are also two administrative employees and one public relations manager.  We utilize contractors to market our products.

We have an employment agreement with Marvin S. Hausman, M.D., our Named Executive Officer, dated October 31, 2011 pursuant to which Dr. Hausman is compensated as follows:  (1)  a base salary of $250,000 of which $120,000 is to be paid in cash and the remaining $130,000 is to be paid in the form of $30,000 in common stock in four equal quarterly installments at $0.36 per share, with the first installment of 20,835 shares issuable on the Commencement Date, an option to purchase 138,900 shares at $0.47 per share, and a ten year warrant to purchase 138,900 shares at $0.36 per share; (2) as a retention incentive, a warrant to purchase 500,000 shares at $0.55 per share that vests monthly over three years, and (3) an annual bonus which Dr. Hausman may be awarded at the discretion of the board of directors based on his performance and the financial condition of the corporation.  Dr. Hausman also receives employee benefits, including family health and dental insurance coverage and short and long term disability insurance coverage.  In addition, Dr. Hausman was to be issued 834,233 shares of common stock in lieu of cash for accrued consulting fees due to Dr. Hausman and out of pocket expenses incurred in the aggregate amount of $333,693.  The employment agreement is for a one year term.

We have an employment agreement with Devin Andres, our Named Vice President, dated October 31, 2011 pursuant to which Mr. Andres is compensated as follows:  (1)  a base salary of $175,000 of which $72,000 is to be paid in cash and the remaining $103,000 is to be paid in the form of $25,000 in common stock in four equal quarterly installments at $0.36 per share, with the first installment of 17,363 shares issuable on the Commencement Date, an option to purchase 108,342 shares at $0.47 per share, and a ten year warrant to purchase 108,342 shares at $0.36 per share; (2) as a retention incentive, a warrant to purchase 350,000 shares at $0.55 per share that vests monthly over three years, and (3) an annual bonus which Mr. Andres may be awarded at the discretion of the board of directors based on his performance and the financial condition of the corporation.  Mr. Andres also receives employee benefits, including family health and dental insurance coverage and short and long term disability insurance coverage.  The employment agreement is for a one year term.

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

The board of directors of ENTIA other than Dr. Hausman, have considered the terms of Dr. Hausman’s Employment Agreement with Genesis Biopharma and have determined that while Dr. Hausman’s performance of his duties as Chief Science Officer could impact the amount of time that Dr. Hausman will have available for performing his duties as President, Chief Executive Officer and Chairman of ENTIA, such impact appears unlikely to materially impair Dr. Hausman’s performance at ENTIA.  However, the disinterested members of the board of directors will periodically assess the situation to ensure that Dr. Hausman’s performance at ENTIA is not impaired and that his compensation and reimbursement for expenses is reasonable and not duplicative.

Item 1A. Risk Factors.

Risk Factors Relating to Our Company

We have significant outstanding debt which we must repay with interest and limited cash flows from operations from which to repay debt.

We currently have aggregate debt in the principal amount of $452,500 with $100,000 of debt at 6% per annum interest, $342,500 of debt at 5% per annum and $10,000 at zero interest.  Of this aggregate principal debt, $387,500 plus accrued interest is due on June 30, 2012. All of the debt is convertible into shares of our Company at the option of the relevant payee.  Given that our revenues have not been sufficient to allow for repayment of this debt, we will likely have to undertake private placements of new debt or equity securities to repay these obligations.

We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations, including our debt, of which the principal amount of $387,500 is due and payable on June 30, 2012, pay our significant accounts payable and accrued expenses of $321,839 and develop and sustain our operations could result in reducing or ceasing our operations.  If we are unable to raise sufficient funds from additional borrowing or private placements of equity securities to meet our debt obligations, we may default on that debt, leaving us unable to continue in business.  If we do not pay certain of our accounts payable, we may lose crucial services rendered to our company.  Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about our ability to continue as a going concern.

We expect losses in the future because we have generated limited revenue.

We have generated limited revenues and we expect losses over the next year since we have modest revenues to offset the expenses associated in executing our business plan.  As disclosed in this annual report on Form 10-K for the year ended December 31, 2011, our revenues increased marginally from $382,051 for the fiscal year ended December 31, 2010 to $403,338 for the fiscal year ended December 31, 2011 with a net loss increasing from $(1,266,315) for the fiscal year ended December 31, 2010 to $(1,729,103) for the fiscal year ended December 31, 2011.  We cannot guarantee that we will ever be successful in generating substantial revenues in the future or becoming profitable.  We recognize that if we are unable to generate substantial revenues, we will not be able to earn profits or continue operations as a going concern.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plan is not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in Entia.

As discussed in the Notes to the Consolidated Financial Statements included in this annual report for our fiscal year ended December 31, 2011 we had a working capital deficit of $(341,272).  We had a net loss of $(1,729,103) for the year ending December 31, 2011 and an accumulated deficit of $(4,042,376) from inception (July 19, 2007) through December 31, 2011.

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

Our President, Chief Executive Officer and Chairman, Marvin S. Hausman, M.D. became the part time Chief Science Officer of Genesis Biopharma, Inc. pursuant to an Employment Agreement dated March 1, 2011 which has an initial two year term but which may be terminated by either party with thirty (30) days notice.  Dr. Hausman will perform the duties of a Chief Science Officer in charge of formulating the biotechnology strategy of Genesis Biopharma and other tasks and duties as assigned by the Chief Executive Officer of Genesis Biopharma.  Dr. Hausman estimates that the time required to perform these duties will not exceed seven (7) hours per week and Genesis Biopharma states in the agreement that it understands and approves of the fact that Dr. Hausman is engaged in other business activities and will continue to do so during the term of the Employment Agreement.  Under the agreement Dr. Hausman shall receive an annual salary of $78,000 and may have medical insurance coverage, will be paid $1,000 per month for office expenses and will be reimbursed for all reasonable and necessary expenses incurred in connection with the performance of his duties.  Performance of his duties as Chief Science Officer could impact the amount of time that Dr. Hausman will have available for performing his duties as President, Chief Executive Officer and Chairman of ENTIA.  The disinterested members of the board of directors will periodically assess the situation to ensure that Dr. Hausman’s performance at ENTIA is not impaired and that his compensation and reimbursement for expenses is reasonable and not duplicative.  Our board of directors will have to be vigilant to ensure that there are no conflicts of interest on the part of Dr. Hausman concerning his duties at ENTIA and at Genesis Biopharma.

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

Our future profitability is uncertain.

We cannot predict our ability to reduce our costs or achieve profitability.  Our research and development expenses are expected to increase as we attempt to develop potential products.  As evidenced by the substantial net losses during 2011 and 2010, losses and expenses may increase and fluctuate from quarter to quarter.  There can be no assurance that we will ever achieve profitable operations.

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

The market for nutraceutical and medical food products is highly competitive.  Numerous manufacturers and distributors compete with us for customers throughout the United States, Canada and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies, and health food stores.  Many of our competitors are substantially larger and more experienced than we are.  In addition, they have longer operating histories and have materially greater financial and other resources than we do.  They therefore have the advantage of having established reputations, brand names, track records, back office and managerial support systems and other advantages that we will be unable to duplicate in the near future.  Many of these competitors are private companies, and therefore, we cannot compare our revenues with respect to the sales volume of each competitor.  If we cannot compete in the marketplace, we may have difficulty selling our products and generating revenues.  Additionally, competition may drive down the prices of our products, which could adversely affect our cost of goods sold and our profitability, if any.

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

Our performance depends substantially on the performance of our executive officers.  Our chief executive officer and acting Chief Financial Officer, Marvin S. Hausman, M.D, is the inventor of the process and formulas used to contract manufacture the future products to be sold by us.  We anticipate that he will be the developer of any additional products that we plan to add to our product line.  Our Vice President, Devin Andres, is responsible for our day-to-day operations.  The loss of services of our chief executive officer or our Vice President for Sales and Marketing could have a material adverse effect on our business, revenues, and results of operations or financial condition.  We do not maintain key person life insurance on the lives of our officers or key employees.

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

Our officers/directors, in the aggregate, beneficially own approximately or have the right to vote approximately 30% of our outstanding common stock.  As a result, these stockholders, acting together, will have the ability to control matters submitted to our stockholders for approval including:

•

election of our board of directors;

•

removal of any of our directors;

•

amendment of our Articles of Incorporation or bylaws; and

•

adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

Our articles of incorporation authorize us to issue up to 5,000,000 shares of preferred stock.  To date, we have issued an aggregate of 62,500 shares of Series A Preferred Stock, with each preferred share convertible into 10 shares of common stock. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval.  As a result, our board of directors could authorize the issuance of additional series of preferred stock that would grant to holders of such preferred shares preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock.  To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us.  In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters is located at 14991 SW Tualatin-Sherwood Road #206, Sherwood, OR 97140.  We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to relocate and secure additional office space.

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

Item 4.  Mine Safety Disclosures.

Not Applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Entia Biosciences, Inc. common stock, $0.001 par value, is quoted on the OTC-Bulletin Board under the symbol:  ERGOD.OB.  The stock was initially cleared for trading on the OTC-Bulletin Board on November 1, 2007.

The table below sets forth the high and low bid prices of our common stock for each quarter shown,  Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

OTC Bulletin Board (Symbol “ERGO”)
Period	High (US $)	Low (US $)
First Quarter 2010	0.03	0.01
Second Quarter 2010	0.01	0.01
Third Quarter 2010	0.11	0.01
Fourth Quarter 2010	0.25	0.03
First Quarter 2011	0.11	0.04
Second Quarter 2011	0.07	0.04
Third Quarter 2011	0.09	0.03
Fourth Quarter 2011	0.10	0.04
These bid prices are estimates only, based on price graph information. These prices have not been retroactively adjusted for the 10:1 reverse stock split effective on February 15, 2012.

(b) Holders of Common Stock

As of March 26, 2012, there were approximately 136 shareholders of record of our common stock with 7,133,577 total shares outstanding.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2011.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	659,242	$411,204	890,758
Total	659,242	$411,204	890,758

The Entia Biosciences, Inc. 2010 Stock Incentive Plan was adopted by the board of directors on September 17, 2010 and approved by the stockholders on October 21, 2010.  Initially 15 million shares were reserved for issuance under the Plan.  On January 1, 2012, 500,000 additional shares were automatically added to the shares reserved for issuance under the Plan, pursuant to an evergreen provision in the Plan.  On February 15, 2012, pursuant to a 10:1 reverse stock split the number of shares reserved for issuance under the Plan was reduced from 15,500,000 shares to 1,550,000 shares.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities that have not previously been disclosed in our periodic reports.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2011 or 2010.

Item 6. Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

Entia Biosciences, Inc. (Entia) is an emerging biotechnology company engaged in the discovery, formulation, and marketing of formulations that can be used in branded medical foods, nutraceuticals, cosmetics and other products developed and sold by Entia and by third parties.  Our current portfolio of formulations includes ERGO D2, vitamin D, L-Ergothioneine and curcumin.  With the exception of our patent pending UV light enrichment process, which is performed at our Sherwood, Oregon facility, we are currently outsourcing our manufacturing to third party contractors, including Columbia Nutritional Services, Inc. of Vancouver, Washington and NHK Laboratories, Inc. of Santa Fe Springs, California.

Through our wholly owned subsidiary Total Nutraceutical Solutions, Inc. (TNS), we currently market nutraceutical products under the Groh™ and SANO™ brands direct to consumers online and through leading hair salons and other resellers in North America.  TNS currently offers  three natural organic nutraceutical mushroom dietary supplement products, ImmuSANO™, GlucoSANO™, and Groh™, which has been designed to nutritionally support hair follicles and nail beds.  ImmuSANOTM is designed to nutritionally address the needs of the immune system by balancing cellular function and promoting a stronger immune system.  GlucoSANOTM is designed to assist in maintaining more normal cellular metabolism and stabilizing blood sugar levels.  On May 27, 2011, we sold our EquiSANO™ equine product to FunGuys LLC, who is now an institutional customer of our ErgoD2™ formulations.

Our formulations, which are highly potent antioxidants, have the nutritional potential to provide multiple health benefits for humans, including reducing inflammation, supporting the immune system, promoting healthy joints, increasing stamina, and reducing stress and anxiety.  These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.  We utilize novel clinical models, biomarkers, and analytical tools to validate the nutritional and clinical efficacy of our formulations and the products that incorporate them.  Research and development of new formulations and nutraceutical products are also performed under contract with outside laboratories, such as the Department of Food Science, Pennsylvania State University.

Results of Operations for the year ended December 31, 2011

Revenues and Cost of Goods Sold (in thousands, except percentages):

	For the Years Ended December 31,		Change
	2011	2010	$	%
Revenues	$ 403	$ 382	$ 21	5.5%
Cost of Goods Sold	133	156	(23)	-15%

 Revenues.  Revenues are generated primarily from the sale of our mushroom based nutraceutical dietary supplement products.  The 5.5% increase in revenues from 2010 was primarily due to increases in sales of our Groh product.

Cost of Goods Sold.    Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for 2011 decreased 15% from 2010 due to increased efficiencies in manufacturing and the distribution process during 2011.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses (in thousands, except percentages):

	For the Years Ended December 31,		Change
	2011	2010	$	%
Advertising & promotion expenses	$ 98	$ 184	$ (86)	-46.7%
Sales Commissions/consulting fees	662	494	168	34.0%
Professional fees	176	141	35	24.8%
General and Administrative expenses	702	418	284	67.9%

Advertising and promotional expenses.    These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The decrease from 2010 for these expenses was due to in 2010 the Company launched a new product and had significant advertising costs in collaboration with the Direct Marketing Affiliate Program (DMAP).  The agreement with DMAP was terminated in February 2011, thus the fees decreased during 2011.

Sales Commissions/Consulting fees.    These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology and marketing management services.  The increase in these expenses from 2010 was due to the fact that were increased warrants issued to compensate third party consultants for services in 2011

Professional fees.  These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The increase in professional fees from 2010 is due primarily to increased accounting/auditing fees in 2011.

General and administrative expenses.    These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation, product development and bad debt.  The increase from 2010 is attributable to an increase in stock based compensation.

Other income and expense: Other income and expense consists of interest income and interest expense.  There was only a small decrease in other income due to the recognition of a gain on the sale of one of our product lines netted with a moderate increase in our interest expense which is attributable to the debt discounts being amortized on our convertible loans.  Also during 2011, we recognized an impairment loss on one of our patents.

Inflation

Inflation has not had a significant impact in the current or prior periods.

Significant changes in the number of employees

As of December 31, 2011, we had five employees, Marvin S. Hausman, M.D., our Chief Executive Officer, Devin Andres our Vice President of Sales and Marketing, and three other full-time employees.  As our operations expand we anticipate the need to hire additional employees, and contract with additional consultants; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

At December 31, 2011, cash totaled $16,639, compared to $65,061 at December 31, 2010.  The primary reasons for the net decrease in 2011 are described below.  Our cash is held primarily in general checking accounts.  Working capital was $(341,273) at December 31, 2011, compared to $(233,492) at December 31, 2010.  The change in working capital was due primarily to the maturity date of most of our debt.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Years Ended December 31,
	2011	2010	Change
Net cash provided by (used in)
Operating activities	$ (209)	$ (523)	$ 314
Investing activities	(31)	(129)	98
Financing activities	191	669	(478)

Operating Activities.    The decrease in net cash flows used from operating activities was due primarily to the net loss incurred, an increase to stock based compensation, as well as an increase to changes in operating assets and liabilities.

Investing Activities.    The decrease in net cash flows used from investing activities was due primarily to acquisitions of patents and patents pending combined with collections on lease receivable.

Financing Activities.    The decrease in net cash flows from financing activities was due primarily to lower proceeds from convertible notes payable (long-term and short-term).

Future Liquidity.    We have a history of incurring net losses and negative operating cash flows.  We are also deploying new technologies and continue to develop commercial products and services.  Based on our cash on hand, income from operations and the degree to which our burn rate can be reduced while continuing operations, management believes it has sufficient funds to remain operational through June 2012.

We expect our revenues to increase in 2012.  Notwithstanding, we anticipate generating losses in 2012 and therefore we may be unable to continue operations in the future.   In order for us to continue as a going concern and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  We will require additional capital of at least approximately $387,500 to repay debt maturing on June 30, 2012 and we intend to raise the monies by undertaking one or more equity private placements.  We may also pursue re-negotiation and re-structuring of the debt.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction in operating costs could jeopardize our ability to launch, market and sell new nutraceutical supplement products necessary to grow and sustain our operations.

Subsequent Events

On February 15, 2012 a 10:1 reverse stock split became effective after we received authorization from Financial Industry Regulatory Authority (FINRA) for the corporate action.  Pursuant to the 10:1 reverse stock split, the shares outstanding immediately prior to the reverse stock split of 71,329,056 shares of common stock became 7,132,906 shares after the reverse stock split.

On December 19, 2011, a majority of the stockholders of TNS at an annual meeting of stockholders adopted an amendment to the Articles of Incorporation of the corporation to change of the name of the corporation from Total Nutraceutical Solutions, Inc. to Entia Biosciences, Inc.  On January 9, 2012 a Certificate of Amendment to Articles of Incorporation of Total Nutraceutical Solutions, Inc., which was filed with the Secretary of State of Nevada on December 28, 2010, became effective.  The name change from Total Nutraceutical Solutions, Inc. to Entia Biosciences, Inc. became effective on the FINRA system on February 15, 2012.

Going Concern

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At December 31, 2011, we had cash and cash equivalents of $16,639.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through June 2012.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Entia Biosciences, Inc.

Stevenson, Washington

We have audited the accompanying consolidated balance sheets of Entia Biosciences, Inc. and subsidiary ("the Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entia Biosciences, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

March 30, 2012

Part 1: FINANCIAL INFORMATION

Item 1. Financial Statements
ENTIA BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
Assets
Current Assets:
Cash	$16,639	$65,061
Accounts receivable, net	36,273	10,469
Inventory, net	173,578	177,098
Prepaid expenses	31,891	37,814
Current maturities of lease receivable	-	11,861
Other current assets	-	14,950
Total Current Assets	258,381	317,253

Property and Equipment, net	31,846	43,217

Patents and license, net	114,673	80,994
Lease receivable, net of current maturities	-	1,078

Total Assets	$404,900	$442,542

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable and accrued expenses	$331,839	$183,973
Accrued compensation - officer	-	157,028
Short-term convertible notes payable, net of discount-related party	50,000	25,000
Short-term convertible notes payable, net of discount	194,656	170,000
Notes payable	23,157	14,744
Total Current Liabilities	599,652	550,745
Long Term Liabilities:
Convertible notes payable, net of discount	65,000	196,950
Total Long Term Liabilities	65,000	196,950
Total Liabilities	664,652	747,695

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Series
A preferred stock, 350,000 and zero shares designated, respectively,
43,500 and zero shares issued and outstanding, respectively,
aggregate liquidation value of $217,500 and zero, respectively	44	-
Common stock, $0.001 par value, 150,000,000 shares authorized,
7,132,978 and 5,836,247 shares issued and outstanding, respectively	7,171	58,363
Additional paid-in capital	4,272,792	1,959,462
Deferred compensation	(497,383)	(9,704)
Accumulated deficit	(4,042,376)	(2,313,274)
Total Stockholders' Equity (Deficit)	(259,752)	(305,153)

Total Liabilities and Stockholders' Equity (Deficit)	$404,900	$442,542

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010

REVENUES	$ 403,338	$ 382,051

COST OF GOODS SOLD (including inventory write-down of $27,175 in 2010)	132,728	155,702

GROSS PROFIT	270,610	226,349

OPERATING EXPENSES
Advertising and promotion	97,700	183,835
Sales commissions	2,000	21,143
Consulting fees - officer	90,000	120,000
Professional fees	175,526	141,475
Consulting fees	569,746	352,802
Impairment of intangible asset	106,642	-
General and administrative	702,467	418,349

Total Operating Expenses	1,744,081	1,237,604

LOSS FROM OPERATIONS	(1,473,471)	(1,011,255)

OTHER (INCOME) EXPENSES
Interest income	(192)	(3,264)
Interest expense	338,864	258,070
Other (income) expense	(4,198)	254
Gain on disposal of product line	(78,842)	-

Total Other Expense	255,632	255,060

LOSS BEFORE TAXES	(1,729,103)	(1,266,315)

INCOME TAXES	-	-

NET LOSS	$ (1,729,103)	$ (1,266,315)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$ (0.28)	$ (0.24)

Weighted common shares outstanding
- basic and diluted	6,258,389	5,300,349

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2011 AND 2010
					Additional			Total
	Preferred Stock		Common Stock		Paid	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Compensation	Deficit	Equity (Deficit)
Balance - December 31, 2009	-	$ -	5,201,247	$ 5,201	$ 1,194,821	$ (20,303)	$ (1,046,959)	$ 132,760
Issuance of warrants in connection with				-				-
convertible notes payable	-	-	-	-	192,450	-	-	192,450
Beneficial conversion feature in connection with
convertible note payable	-	-	-	-	194,950	-	-	194,950
Shares issued for cash in December 2010,				-
net of offering costs of $1,500	-	-	305,000	305	28,615	-	-	28,920
Issuance of warrants in connection with the	-	-	-	-				-
sale of common shares in December 2010			-	-	91,580	-	-	91,580
Issuance of warrants for future services	-	-	-	-	32,555	(32,555)	-	-
Issuance of common stock for services	-	-	330,000	330	277,018	-	-	277,348
Amortization of deferred compensation	-	-	-	-	-	43,154	-	43,154
Net loss	-	-	-	-	-	-	(1,266,315)	(1,266,315)

Balance - December 31, 2010	-	-	5,836,247	5,836	2,011,989	(9,704)	(2,313,274)	(305,153)
Conversion of note payable into preferred stock	21,500	22	-	-	107,478	-	-	107,500
Issuance of preferred stock for cash	22,000	22	-	-	109,978	-	-	110,000
Issuance of warrants in connection with				-
convertible notes payable	-	-	-	-	45,937	-	-	45,937
Beneficial conversion feature in connection with
convertible note payable	-	-	-	-	173,030	-	-	173,030
Issuance of common stock for license agreement	-	-	100,000	100	99,900	-	-	100,000
Issuance of common stock for conversion of accounts	-	-	-	-	-	-	-	-
payable/accrued comp			897,104	935	368,875	-	-	369,810
Issuance of common stock for services	-	-	276,395	238	243,758	-	-	243,996
Issuance of common stock and warrants for cash	-	-	61,429	62	42,938	-	-	43,000
Stock compensation	-	-	-	-	347,696	-	-	347,696
Issuance of warrants for services	-	-	-	-	721,213	(712,758)	-	8,455
Amortization of deferred compensation	-	-	-	-	-	225,079	-	225,079
Net loss	-	-	-	-	-	-	(1,729,103)	(1,729,103)
Balance -December 31, 2011	43,500	$ 44	7,171,175	$7,171	$4,272,792	$(497,383)	$(4,042,376)	$ (259,752)

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,729,103)	$(1,266,315)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on disposal of product line	(78,842)	-
Bad debt expense	4,586	117,082
Depreciation	15,079	7,012
Inventory write-down	-	27,175
Inventory reserve	(22,029)	-
Impairment of intangible asset	106,642	-
Amortization of discount on convertible notes	312,681	229,350
Stock-based compensation	825,227	320,502
Changes in operating assets and liabilities:
Accounts receivable	(6,125)	(61,689)
Inventory	4,485	(27,007)
Prepaid expenses	5,923	(6,395)
Other current assets	14,950	(14,949)
Accounts payable and accrued expenses	248,384	5,276
Accrued compensation - officer	89,398	147,028
NET CASH USED IN OPERATING ACTIVITIES	(208,744)	(522,930)
CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	-	(62,500)
Purchase of furniture and equipment	(3,708)	(31,807)
Acquisition of patents and patents pending, net	(40,322)	(45,010)
Collections on lease receivable	12,939	11,328
Payments of lease receivable	-	(702)
NET CASH USED IN INVESTING ACTIVITIES	(31,091)	(128,691)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, preferred stock and warrants	153,000	120,500
Proceeds from convertible notes payable short-term	15,000	250,000
Proceeds from note payable	23,157	18,606
Repayment of note payable	(14,744)	(20,565)
Proceeds from convertible notes payable long-term	15,000	300,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	191,413	668,541

NET CHANGE IN CASH	(48,422)	16,920
Cash at beginning of period	65,061	48,141
Cash at end of period	$16,639	$65,061

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$1,674	$690
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING AND INVESTING ACTIVITIES:
Liabilities converted to common stock	$369,810	$-
Stock issued for license	$100,000	$-
Conversion of notes payable to preferred stock	$107,500	$-
Warrants issued for services	$712,758	$32,555

See accompanying notes to the consolidated financial statements.

Entia Biosciences, Inc.

December 31, 2011 and 2010

Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

Generic Marketing Services, Inc. was incorporated on July 19, 2007 under the laws of the State of Nevada as a subsidiary of Basic Services, Inc., also a Nevada corporation.   On December 31, 2007, Basic Services spun off Generic Marketing Services.  On October 8, 2008, Generic Marketing Services changed its name to Total Nutraceutical Solutions, Inc. (TNS, the Company, us, we, or our).  We engage in the distribution of organic dietary supplement nutraceutical products in the United States of America.  We are also engaged in the discovery, scientific evaluation and marketing of natural formulations that can be used in medical foods, nutraceuticals, cosmetics and other products developed and sold by ENTIA and by third parties.

On January 9, 2012 the amendment to our Articles of Incorporation involving the name change from Total Nutraceutical Solutions, Inc. to Entia Biosciences, Inc. (“Entia”) became effective with the Secretary of State of Nevada.  We also filed articles of incorporation for a wholly owned subsidiary of Entia, with such subsidiary to be named Total Nutraceutical Solutions, Inc. in January 2012

Effective May 27, 2011, we sold our Equisano dietary supplement product line and related rights, as defined, to an unrelated party.  Under the terms of the sale, we transferred our Equisano inventory to the purchaser, and negotiated the extension and conversion of notes payable into Series A preferred stock with a note holder as described in Note 10.  In addition, we are to receive cash consideration of $18,000 in connection with the sale.  The product line did not represent a reportable segment, operating segment, or asset group, and as such is not presented as discontinued operations in the consolidated financial statements.

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

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At December 31, 2011, we had cash and cash equivalents of $16,639.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through June 2012.

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

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).  Investments for which we possess the power to direct or cause the direction of the management and policies, either through majority ownership or other means, are accounted for under the consolidation method. Material intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements include the accounts of Entia as of December 31, 2011 and 2010 and the accounts of DMAP for the year ended December 31, 2010 and for the period from January 1 through February 17, 2011.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

We consider all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $2,526 and $54,582 at December 31, 2011 and 2010, respectively.

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

We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  There was an impairment on patents recorded for the year ended December 31, 2011 amounting to $106,642.

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

Fair value of financial instruments

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued officer’s compensation, approximate their fair values because of the short maturity of these instruments.  Due to conversion features and other terms, it is not practical to estimate the fair value of  notes payable and convertible notes.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2011 or 2010, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2011 and 2010.

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

Shipping and handling costs

Amounts charged to customers for shipping products are included in revenues and the related costs are classified in cost of goods sold as incurred.  In 2011 and 2010, we incurred $32,784 and $31,981, respectively, in shipping costs included in cost of goods sold.

Advertising costs

Costs associated with the advertising of our products are expensed as incurred.

Research and development

Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.  These research and development arrangements usually involve one specific research and development project.  We may make non-refundable advances upon signing of these arrangements.  Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized.  Such amounts are recognized as an expense as the related goods are delivered or as the related services are performed.  Management periodically evaluates whether the goods will be delivered or services will be rendered.  If management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment is charged to expense.  Research and development expense was $33,025 and $81,804 in 2011 and 2010, respectively.

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

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.

The assumptions used to determine the fair value of our warrants are as follows:

-	The expected life of warrants issued represents the period of time the warrants are expected to be outstanding.

-	The expected volatility is generally based on the historical volatility of comparable companies’ stock over the contractual life of the warrant.

-	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the warrant.

-	The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the warrant.

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

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which are convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for 2011 and 2010. Per share calculations reflect the effects of the 10:1 reverse stock split.  See Note 16.  The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Years Ended
	2011	2010
Numerator:
Net loss applicable to common shareholders	$ (1,729,103)	$ (1,266,315)

Denominator:
Weighted-average common shares outstanding	6,258,389	5,300,349

Basic and diluted net loss per share	$ (0.28)	$ (0.24)

Common stock warrants	2,104,059	1,405,280
Series A convertible preferred stock	4,350,000	-
Stock options	468,492	-
Convertible debt including interest	3,608,813	2,828,125
Excluded dilutive securities	10,531,364	4,233,405

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	December 31, 2011	December 31, 2010
Raw materials	$ 294,036	$ 293,391
Finished goods	7,115	33,309
	301,151	326,700
Less: reserve for excess and obsolete inventory	(127,573)	(149,602)
	$ 173,578	$ 177,098

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following:

	December 31, 2011	December 31, 2010
Office equipment	$ 23,072	$ 19,364
Production equipment	30,964	30,964
Leasehold improvements	2,192	2,192
	56,228	52,520
Less: accumulated depreciation	(24,382)	(9,303)
	$ 31,846	$ 43,217

Depreciation expense was $15,079 and $7,012 for the years ended December 31, 2011 and 2010, respectively.

NOTE 5 - PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  We had one patent completed and begin amortization on November 16, 2011.  Patent amortization is $259 and zero for the years ended December 31, 2011 and December 31, 2010, respectively.  During 2011, a license was acquired by issuing common stock with a fair value of $100,000.  Subsequently, the license was impaired and written off.  Total impairment losses on intangible assets amount to $106,642 and $0 in 2011 and 2010, respectively.

The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	December 31, 2011	December 31, 2010
Gross carrying amounts-patents and licenses	$ 116,924	$ 81,538
Accumulated amortization	(2,251)	(544)
Patents and Licenses, net	$ 114,673	$ 80,994

License amortization expense was $1,707 and $544 for the years ended December 31, 2011 and 2010, respectively.   Annual aggregate amortization expense for each of the next five years through December 31, 2016, is estimated to be $35,323.

NOTE 6 - LEASE RECEIVABLE

During 2010, we entered into an agreement which was set to expire in January 2012, to lease certain production equipment.  We ended the lease during 2011 and the balance of the lease receivable at December 31, 2011 and December 31, 2010 is zero and $1,078, respectively.

NOTE 7 – NOTES PAYABLE

Notes payable consists of:

	December 30, 2011	December 31, 2010
On November 18, 2010 we entered into a short term financing agreement for principal of $13,810 for director's and officer's insurance. Payments are due monthly, with interest at 4.85% per annum. This note was paid in full in May 2011.	$-	$12,300

On August 11, 2010 we entered into a short term financing agreement for principal of $4,796 for property insurance. Payments are due monthly, with interest at 9.65% per annum. This note was paid in full in June 2011.	-	2,444

On July 26, 2011 we entered into a short term financing agreement for principal of $4,903 for director’s and officer’s insurance. Payments are due monthly, with interest at 7.85% per annum.	2,493	-

On November 18, 2011 we entered into a short term financing agreement for principal of $25,340 for director's and officer's insurance. Payments are due monthly, with interest at 4.85%	20,664

	$23,157	$14,744

NOTE 8 – CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On December 30, 2009, the Company received $50,000 from issuing a 6% unsecured convertible note due on December 31, 2011, jointly to the Company's CEO and one of the Company's Directors.  The note is convertible into shares of the Company's common stock at a price of $2.00 per share.  Warrants to purchase 25,000 shares of common stock at an exercise price of $1.00 were issued with the note.

Proceeds from the note were allocated between the note and warrants on a relative fair value basis.  The total value allocated to the warrants was $22,200.  In addition, the beneficial conversion feature related to the note was determined to be $27,800.  As a result, the discount on the note totaled $50,000, and is being amortized over term of the note.  Amortization of debt discount of approximately $25,000 and $25,000 was recorded for 2011 and 2010, respectively.

This note was extended on December 31, 2011 for 2 years.  Value given for extension of the note was 1,000,000 warrants with a fair value of $48,250 to each of the note holders.  All other terms remain the same.  The debt discount was zero and $25,000 as of December 31, 2011 and 2010, respectively.  The balance of the note is $50,000 as of December 31, 2011.

NOTE 9 – SHORT-TERM CONVERTIBLE NOTES PAYABLE

In December 2011, the Company received $15,000 from issuing a 5% unsecured convertible note that matures on June 30, 2012.  The note is convertible into shares of the Company’s Series A Preferred Stock.  The beneficial conversion feature amounted to $6,000.  The balance of the short-term note payable, net of unamortized discount, was $9,857 at December 31, 2011.

In January and February 2010, the Company received $250,000 from issuing 6% unsecured convertible notes.  The notes are convertible into shares of the Company's common stock at a price of $2.00 per share.  Warrants to purchase 12,500 shares of common stock at an exercise price of $10.00 were issued with the notes.  One $100,000 note matured on December 31, 2010, and notes with principal of $100,000 and $50,000 were set to mature on December 31, 2011.

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

Proceeds from the notes were originally allocated between the notes and warrants on a relative fair value basis.  The total value originally allocated to the warrants was $123,750.  In addition, the beneficial conversion feature related to the notes was determined to be $126,250.  As a result, the discount on the notes totaled $250,000, and is being amortized over term of the notes.  The unamortized debt discount on the cancelled and converted notes was written off to the gain on disposal of product line during 2011.  Amortization of debt discount of approximately $80,000 and $170,000 was recorded for the year ended 2011 and 2010, respectively.  The balance of the convertible note payable, net of unamortized discount, was $50,000 at December 31, 2011, and is reported as a current liability on the accompanying consolidated balance sheets.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

In December 2011, the Company received $15,000 from issuing a 5% unsecured convertible note that matures on December 31, 2013.  The note is convertible into shares of the Company’s Series A Preferred Stock.  The Company determined there was not any value to be allocated to the beneficial conversion feature and the balance of the convertible note is $15,000 at December 31, 2011, and is reported as a long-term liability on the accompanying consolidated financial statements.

On March 26, 2010, the Company received $300,000 from issuing a 5% unsecured convertible note due on March 26, 2012.  The note was convertible into shares of the Company's common stock at a price of $2.50 per share.  Warrants to purchase 60,000 shares of common stock at an exercise price of $1.50 were issued with the note.

On January 26, 2011, the Company and the note holder agreed to cancel the original note.  Concurrently, the Company issued a replacement 5% convertible note with principal of $312,500 due on June 30, 2012.  The $312,500 note is convertible into shares of the Company's common stock at a price of $0.60 per share.  Warrants to purchase 60,000 shares of common stock at an exercise price of $1.20 were issued with the $312,500 note.  Approximately $49,600 of the debt discount on the original note remained unamortized and the value allocated to the warrants issued with the $312,500 note was approximately $45,900.  The beneficial conversion feature related to the $312,500 note was determined to be approximately $216,600.  As a result, the discount on the note totaled $312,100, and is being amortized over term of the note.  The balance of the convertible note payable, net of unamortized discount, was $184,799 at December 31, 2011, and is reported as a current liability on the accompanying consolidated balance sheets

NOTE 11 – RELATED PARTY TRANSACTIONS

Consulting services from Chairman and CEO

Expense for consulting services provided by the Chairman/CEO were $90,000 and $120,000 for the years ended December 31, 2011 and 2010, respectively.  As discussed in Item 11, the Chairman/CEO was converted to an employee.

Receivables from and payables to Related Parties

During 2010 we loaned $62,500 to one of the principals of ACM, Gary Ballen.  ACM is one of the affiliates of the DMAP.  The funds were transferred from the DMAP.  During the year ended December 31, 2010, we determined that this loan was uncollectible and established a reserve for the entire amount of the loan.

As of December 31, 2010, $54,582 of accounts receivable was due from ACM.  During the year ended December 31, 2010, we determined that these receivables were uncollectible and established a reserve for the entire $54,582.

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

In December 2011, the Company issued 2,000 shares of Series A preferred stock for $10,000.

Under the agreement for the sale of our Equisano dietary product line dated May 27, 2011 described above, 21,500 shares of Series A preferred stock were issued for conversion of an outstanding promissory note in the amount of $100,000 plus $7,500 in accrued interest.

Common stock

In October 2011, pursuant to employment agreements for Marvin Hausman, CEO and Devin Andres, VP, the Company granted common stock to be issued quarterly in the amount of 20,835 shares and 17,363 shares, respectively.  The fair value of common stock issued amounted to $13,334 and $11,112, respectively.

In addition to these shares, Marvin Hausman was issued 834,233 shares of common stock as settlement of accrued compensation and accrued expenses owing with a fair value of $333,693.  The value of the common stock in excess of the carrying amount of the liability was $33,369 and was charged to general and administrative expenses.

The Company also issued 62,871 shares of common stock to cancel accounts payable for services with a fair value of $35,735. The value of the common stock in excess of the liability amounted to $39,933 and was charged to general and administrative expenses.

In February 2011 we opened a private placement offering to sell up to 214,286 units at an offering price of $0.70 per unit.  Each unit is comprised of one share of common stock $0.001 par value, and an “A” warrant to purchase one share of common stock exercisable at $2.00 per share and a “B” warrant to purchase one share of common stock exercisable at $4.00 per share.  This private placement offering closed on May 31, 2011 and 61,429 shares of common stock were issued for an aggregate funding amount of $43,000.

On August 26, 2010, we entered into a consulting agreement for marketing services.  Under this agreement the consultant will provide certain marketing services in exchange for 400,000 shares of our common stock valued at $420,000 at the date of grant, based upon the stock price on the date of grant.   200,000 shares were issued at signing and 200,000 shares were issued on January 3, 2011.

On February 3, 2011, our board of directors approved a grant of 100,000 shares of common stock to a third party in consideration for an Assignment and Assumption Agreement.  The stock was valued at $100,000 at the date of grant based upon the stock price on the grant date.  The shares were issued on April 27, 2011.

Stock incentive plan

On September 17, 2010, our Board of Directors adopted the Total Nutraceutical Solutions, Inc. 2010 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including directors, executive officers, employees and consultants of the Company.  We have reserved 1,500,000 shares of common stock for issuance under the Plan with an annual increase in shares of 50,000 as of January 1 of each year; commencing January 1, 2012.  The fair value of the option grants were estimated at the date of the grants using the Black-Scholes option pricing model with the following assumptions: expected volatility of 183.17% - 187.30%, a risk free rate of 1.27% - 2.80%, and an expected life of 4 - 10 years.

At December 31, 2011, there were 840,758 authorized shares available under the Plan, and there were options to purchase 468,492 shares of stock exercisable, with a remaining contractual term of 10 years.  The weighted average grant date fair value of stock options granted during the year ended December 31, 2011, was $0.62.  The weighted average exercise price of stock options granted and exercisable at December 31, 2011, and the year then ended was $0.60.  The aggregate fair value of options vested during the year ended December 31, 2011 was $347,696.  Unvested options amounted to $67,684 at December 31, 2011, and there were no options exercised, forfeited, or expired during the year ended December 31, 2011.

At December 31, 2011, there was zero of aggregate intrinsic value of outstanding stock options, including zero of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of December 31, 2011.  This amount changes, based on the fair market value of the Company’s stock.

At December 31, 2011, the Company had $67,684 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 7 years.

Warrants

Outstanding warrants to purchase common stock are as follows:

Shares of Common Stock Issuable
	From Warrants Outstanding as of
Date of Issue	December 31, 2011	December 31, 2010	Exercise Price	Expiration
December 2011	109,176		$0.60-$1.50	December 2015-December 2016
November 2011	6,666		$0.50-$1.50	November 2015-November 2016
October 2011	296,131		$0.36-$2.50	October 2012-October 2021
September 2011	5,000		$2.00-$2.50	September 2015-September 2016
July 2011	0		$2.50-$5.00	July 2014-July 2018
May 2011	222,639		$0.50-$4.00	May 2015-May 2018
January-March 2011	60,000		$1.20-$2.50	January 2014-January 2015
As of December 2010	1,405,280	1,405,280	$1.00-$300	June 2012-December 2015
Total	2,104,892	1,405,280

There were no warrants exercised in 2011 or 2010.

Warrants – Consulting Agreements

In 2011, we issued warrants to purchase 698,779 shares of common stock under agreements for consulting services.  These warrants have exercise prices ranging from $0.36 to $5.00 per share and have terms from two to ten years.  In 2010, we issued warrants to purchase 407,000 shares of common stock under agreements for consulting services.  These warrants have exercise prices ranging from $1.50 to $2.50 per share and have terms from three to five years.

Our consulting agreements typically have additional warrant issuances in the second and third years of service, if the agreement is considered to be in good standing at the time of issuance.  Unissued warrants to purchase shares of our common stock under consulting agreements were 389,000 at December 31, 2010.  In 2011 when we granted warrants for services, we valued all warrants granted and then amortized them over the vesting period.

The fair value of the warrants issued under consulting agreements is recorded as deferred compensation.  The amortization of deferred compensation is recorded as consulting expense and was $225,079 and $43,154 for 2011 and 2010, respectively.

Warrants – Private Offerings

In connection with the private placement of common stock on May 31, 2011, we issued warrants to purchase common stock to the investors, and to the placement consultants as a fee.  The fair value of these warrants granted, estimated on the date of grant, has been recorded as additional paid-in capital.  The placement fee was recorded as consulting expense.  There were a total of 61,429 warrants to purchase shares of common stock exercisable at $2.00 per share and 61,249 warrants to purchase shares common stock exercisable at $4.00 per share.  These warrants have a term of four years and three years, respectively.

In connection with the private placement of common stock on December 14, 2010, we issued warrants to purchase common stock to the investors, and to the placement consultants as a fee.  The fair value of these warrants granted, estimated on the date of grant, has been recorded as additional paid-in capital.  The placement fee was recorded as consulting expense.  There were a total of 306,000 warrants to purchase shares of common stock exercisable at $1.50 per share and 305,500 warrants to purchase shares common stock exercisable at $3.00 per share.  These warrants have a term of three years.

Warrants – Debt Agreements

In December 2011, we granted warrants to purchase 200,000 shares of common stock at $0.60 per share.  This grant was in consideration of the extension of the convertible note held by related parties.  These convertible notes have already had their beneficial conversion feature and the value of the warrants amortized over the life of the original loan, thus no new discounts were recorded during this transaction.

During the first quarter of fiscal 2010, we issued warrants to purchase 125,000 shares of common stock at $1.00 per share in conjunction with the issuance of convertible promissory notes.  The warrants have a term of five years.   The fair value of these warrants was recorded as debt discount.  The amortization related to these warrants is recorded as interest expense and was $83,990 for 2010.

During the first quarter of fiscal 2010, we issued warrants to purchase 60,000 shares of common stock at $1.50 per share in conjunction with the issuance of convertible promissory notes.  The warrants have a term of three years.   The fair value of these warrants was recorded as debt discount.  The amortization related to these warrants is recorded as interest expense and was $17,150 for 2010.

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

In determining the fair value of warrants, we employed the following key assumptions:

	2011	2010
Risk-Free interest rate	1.27 - 2.80%	1.06 - 2.65%
Expected dividend yield	0%	0%
Volatility	183.17 - 187.30%	66.05 - 78.08%
Expected life	4 - 10 years	3 - 5 years
Weighted-average Black-Scholes value of warrants granted	$2.60	$1.10

NOTE 13 – INCOME TAXES

For the years ended December 31, 2011, and 2010, we incurred net operating losses and, accordingly, no provision for income taxes has been recorded.   In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.   At December 31, 2011, we had approximately $2,041,000 of net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2026.

The components of our deferred tax assets/liabilities as of December 31, are as follows:

	2011	2010
Deferred tax assets:
Reserves and Accruals	$ 44,000	$ 60,000
Net operating loss carryforwards	694,000	513,000
Total deferred tax assets:	738,000	573,000
Deferred tax liabilities:
Depreciation and amortization	3,000	(5,000)
Net deferred tax assets before valuation allowance	736,000	568,000
Less: Valuation allowance	(736,000)	(568,000)
Net deferred tax assets	$ -	$ -

For financial reporting purposes, we have incurred a loss in each period since inception. Based on the available objective evidence, including our history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.   Accordingly, we provided for a full valuation allowance against our net deferred tax assets at December 31, 2011, and 2010.  A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended December 31, is as follows:

	2011	2012
Federal Statutory Rate	$ (588,000)	$ (431,000)
Nondeductible expenses	420,000	187,000
Change in allowance on deferred tax assets	(168,000)	(244,000)
	-	-

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Leases

We have entered into a non-cancelable operating lease for approximately 3,136 square feet of office and warehouse facilities in Sherwood, Oregon, which expires in May 2012. The lease includes a security deposit of one month’s rent.

Future minimum lease payments for all of our facilities amount to $9,250 for 2012.  Rent expense for the years ended December 31, 2011 and 2010 was $28,610 and $25,142, respectively.

NOTE 15 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

During 2011, approximately 30.6% of our net sales were to two customers.  There were no significant customer concentrations during 2010.  As of December 31, 2011, accounts receivable for these customers accounted for 32% of total accounts receivable.

Vendor Concentrations

During 2011 approximately 57% of our purchases were made from one vendor.  There were no significant vendor concentrations during 2010.

NOTE 16 – SUBSEQUENT EVENTS

On February 15, 2012, a 10:1 reverse stock split for our common stock became effective after we received authorization from Financial Industry Regulatory Authority (FINRA) for the corporate action.  Pursuant to the 10:1 reverse stock split, the shares outstanding immediately prior to the reverse stock split of 71,329,056 shares of common stock became 7,132,906 shares after the reverse stock split.  Our post-split authorized shares of common stock remained at 150,000,000 shares with a par value of $0.001 per share.  Additionally, our post-split authorized shares of preferred stock remained at 5,000,000 shares, par value $0.001 per share.

On January 9, 2012, we issued 9,000 shares of our preferred stock for $5.00 per share.

On February 1, 2012, we issued 10,000 shares of our preferred stock for $5.00 per share.

On December 19, 2011, a majority of the stockholders of TNS at an annual meeting of stockholders adopted an amendment to the Articles of Incorporation of the corporation to change of the name of the corporation from Total Nutraceutical Solutions, Inc. to Entia Biosciences, Inc.  On January 9, 2012 a Certificate of Amendment to Articles of Incorporation of Total Nutraceutical Solutions, Inc., which was filed with the Secretary of State of Nevada on December 28, 2010, became effective.  The name change from Total Nutraceutical Solutions, Inc. to Entia Biosciences, Inc. became effective on the FINRA system on February 15, 2012.

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

As of the end of the period covered by this report, December 31, 2011, we initially carried out an evaluation, under the supervision and with the participation of our President (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President and chief financial officer initially concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2011 our Chief Executive Officer and Principal Accounting and Financial Officer, Marvin S. Hausman, M.D., assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) inadequate control over contracts and commitments.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Principal Accounting and Financial Officer, Marvin S. Hausman, M.D., in connection with the review of our financial statements as of December 31, 2011.  These material weaknesses were also identified in our annual evaluation as of December 31, 2010.

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We have engaged the services of an outside accounting firm to assist us in implementing internal controls during the 4th quarter of 2011.  We have begun the process of developing proper segregation of duties, more frequent and consistent period end closing and will continue this association throughout 2012 until we implement the internal controls needed.  We also intend to appoint additional outside directors to our board of directors after which our board of directors will appoint an audit committee when sufficient funds are available to us.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012.

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

Name	Age	Position

Marvin S. Hausman MD	70	Chief Executive Officer and Chairman since August 28, 2008, Acting Principal Accounting and Financial Officer

Elliot L. Shelton, Esq.	62	Secretary, Director since August 28, 2008.

Devin Andres	36	Vice President for Marketing and Sales since October 22, 2010

Philip A. Sobol MD	57	Director since August 28, 2008.

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

Dr. Hausman is President of Northwest Medical Research Partners, Inc. a firm specializing in the identification and acquisition of breakthrough pharmaceutical and nutraceutical products and which has assigned certain intellectual property to the Company in consideration for 350,000 shares of the Company’s common stock.

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

Biography of Devin Andres, Vice President

Devin Andres was appointed as Vice President on October 22, 2010.  Devin Andres has been compensated as a consultant to ENTIA from January 1, 2010 until October 28, 2011 at which time he committed to an employment agreement related to managing the day to day operations, developing and integrating core business processes, building market position for ENTIA through product, brand and channel development as well as locating, developing, and defining strategic business positions that maximize opportunities for Entia and Entia products.

Mr. Andres founded Simplenet Information Systems in 2000 and has developed extensive experience within the Information Technology and marketing fields.  Mr. Andres successfully negotiated design, development, and support contracts on behalf of  Simplenet with various companies including Equant (now Orange Business System), Dell, whereby, Mr. Andres consulted on projects for companies such as Lufthansa Airlines, Continental Airlines, Adidas, MasterCard, Evergreen Aviation Inc, and various others.  Mr. Andres also served as the Director of Information Technology & Marketing for Willamette Autogroup Pontiac Buick GMC in Salem, Oregon from September 2004 to March 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors concerning the fiscal year ended December 31, 2011, we believe that as of the date of this report all of our executive officers and our directors were current in their 16(a) reports.

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

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended December 31, 2011 for our Chief Executive Officer, (our “Named Executive Officer”) who was appointed on August 14, 2008.  We did not have any other executive officers during the fiscal years ended December 31, 2011 and 2010 who received compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Marvin Hausman CEO, Dir	2011	$20,000	-	$15,000	$55,376	0	0	$16,605(1)	$106,981
Marvin Hausman CEO, Dir.	2010	0	0	0	0	0	0	$199,118(2)	$199,118

(1)   All other compensation includes the value of the warrants recognized by the Company, but not by Marvin Hausman.  No travel, office or similar costs from consultant period.

(2) All other compensation for 2010 includes payment of $13,816 in reimbursement for travel expenses, $18,000 in reimbursement for office expenses and $40,000 for consulting services pursuant to a consulting arrangement under which

Dr. Hausman was to be paid $10,000 per month plus $3,000 for office expenses and reimbursement for reasonable travel expenses.

We have an employment agreement with Marvin S. Hausman, M.D., our Named Executive Officer, dated October 31, 2011 pursuant to which Dr. Hausman will be compensated as follows:  (1)  a base salary of $250,000 of which $120,000 is to be paid in cash and the remaining $130,000 is to be paid in the form of $30,000 in common stock in four equal quarterly installments at $0.36 per share, with the first installment of 20,835 shares issuable on the Commencement Date, an option to purchase 138,900 shares at $0.47 per share, and a ten year warrant to purchase 138,900 shares at $0.36 per share; (2) as a retention incentive, a warrant to purchase 500,000 shares at $0.55 per share that vests monthly over three years, and (3) an annual bonus which Dr. Hausman may be awarded at the discretion of the board of directors based on his performance and the financial condition of the corporation.  Dr. Hausman will also receive employee benefits, including family health and dental insurance coverage and short and long term disability insurance coverage.  In addition, Dr. Hausman was to be issued 834,233 shares of common stock in lieu of cash for accrued consulting fees due to Dr. Hausman and out of pocket expenses incurred in the aggregate amount of $300,300.  The employment agreement is for a one year term.

Previous to November 2011, we had a consulting arrangement beginning November 2008 with Dr. Hausman under which he was to be paid $10,000 per month for his services, $3,000 per month for office expenses and he was to be reimbursed for reasonable travel expenses.  In 2010 Dr. Hausman was paid in cash through May 2010, thereafter, due to a lack of sufficient capital resources, his compensation was accrued, in the amount of $80,000 for this monthly consulting services, $18,000 for office expenses and $49,028 for travel reimbursement.

We do not maintain key-man life insurance for any our executive officers/directors.  We do not have any long-term compensation plans.

Stock Option Grants

On October 31, 2011 Dr. Hausman was granted a ten year non-statutory stock option to purchase 138,900 shares of common stock at $0.47 per share, with all shares vesting immediately.

Outstanding Equity Awards at Fiscal Year-Ending December 31, 2011

Outstanding Equity Awards at Fiscal Year-End
Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expira- tion Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares Or Units That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dr. Marvin S. Hausman	138,900	0	—	$0.47	10/27/21	0	$0	—	$—

Option Exercises for Fiscal Year-Ending December 31, 2011

There were no options exercised by our Named Executive Officer in fiscal year ending December 31, 2011.

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

Director Compensation

Director Compensation
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Com-pensation ($) (e)	All Other Compens- Ation ($) (g)	Total ($) (h)
Elliot Shelton	$0	$—	$97,388	$—	$—	$97,388
Philip Sobol	$0	—	97,391	—	—	97,391

We did not pay our directors any cash compensation during fiscal years ending December 31, 2011 and December 31, 2010.  On January 24, 2011 we granted options to Philip Sobol, M.D. and Elliot Shelton, Esq., a portion of which was in compensation for board services rendered in 2009 and 2010.  Dr. Sobol and Mr. Shelton were each granted stock options to purchase 100,000 shares of common stock at $0.85 per share with 50,000 options vesting immediately for past service, 25,000 vesting on January 24, 2012 and 25,000 options vesting on January 24, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on March 15, 2012 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors. The percentage of beneficial ownership for the following table is based on 7,132,911 shares of common stock outstanding after the reverse stock split

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 15, 2012 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Entia Biosciences, Inc.’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Marvin S. Hausman, M.D., CEO & Dir. (2)	3,117,592 shares	36.5%
Devin Andres, VP Sales and Marketing (3)	287,657 shares	3.4%
Phil A. Sobol, M.D., Director (4)	209,445 shares	2.5%
Elliot L. Shelton, Esq., Secretary, Director (5)	226,250 shares	2.6%

(1) These percentage figures are based upon 7,132,911 shares of our common stock outstanding as of March 15, 2012.  Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(2) Marvin Hausman’s holdings include 2,271,735 shares of common stock, a non-statutory stock option to purchase 138,900 shares at $0.47 per share issued on October 28, 2011, a five year warrant to purchase 25,000 shares at

$1.00 per share, a ten year warrant to purchase 138,900 shares at $0.36 per share issued on October 28, 2011, a warrant to purchase 69,445 vested shares out of 500,000 shares exercisable at $0.55 per share issued on October 28, 2011 and a warrant to purchase 56,945 vested shares out of 100,000 shares at $0.60 per share issued on December 20, 2011 in conjunction with extending a convertible note payable.  Dr. Hausman’s holdings of 2,587,025 fully diluted shares also include 350,000 common shares owned by Northwest Medical Research Partners Inc., which is controlled by Marvin S. Hausman, M.D. and 66,667 of 100,000 shares owned by MSH Ventures, Inc., in which Dr. Hausman has an equity interest of 66.66%.  This number does not include 160,000 shares of common stock owned by the adult children of Marvin S. Hausman, M.D.

(3) Devin Andres’ holdings include 17,363 shares of common stock, 5,000 shares issuable upon exercise of a common stock purchase warrant exercisable at $2.50 per share, a non-statutory stock option to purchase 108,342 shares at $0.47 per share issued on October 28, 2011, a ten year warrant to purchase 108,342 shares at $0.36 per share issued on October 28, 2011, a warrant to purchase 48,610 vested shares out of 350,000 shares exercisable at $0.55 per share issued on October 28, 2011.

(4) Phil Sobol’s holdings include 15,000 shares of common stock, 50,000 shares of common stock issuable upon exercise of vested non-statutory stock options exercisable at $0.85 per share granted on January 24, 2011, 12,500 shares convertible from a promissory note, a five year warrant to purchase 12,500 shares at $1.00 per share, and a warrant to purchase 56,945 vested shares out of 100,000 shares at $0.60 per share issued on December 20, 2011.  Dr. Sobol’s holdings of 209,445 shares also include 50,000 shares of common stock and a five year warrant to purchase 25,000 shares at $2.50 per share owned by the Philip and Debra Sobol Trust.

(5) Elliot Shelton’s holdings include 126,250 shares of common stock, 75,000 shares of common stock issuable upon exercise of vested non-statutory stock options exercisable at $0.85 per share granted on January 24, 2011, and a five year warrant to purchase 25,000 shares at $2.50 per share.

Unless indicated otherwise, the address of each person or entity listed above is 14991 SW Tualatin-Sherwood Road #206, Sherwood, OR 97140.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 20, 2011, we entered into an Amendment No. 1 to Promissory Note with Marvin S. Hausman, M.D., our Chief Executive Officer and Philip Sobol, a director, whereby Dr. Hausman and Dr. Sobol agreed to extend the maturity date of the Promissory Note dated December 30, 2009 in the principal amount of $50,000 from December 31, 2011 to December 31, 2013.  The interest rate on the note remains 6% per annum.  In exchange for the extension of the maturity date, Drs. Hausman and Sobol were each granted a five year warrant to purchase 100,000 shares of common stock at $0.60 per share with 50,000 warrants to each of Drs. Hausman and Sobol vesting immediately and the remaining warrants vesting monthly over a 2 year period.  The other provisions of the Promissory Note remain the same.

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

Item 14. Principal Accounting Fees and Services.

Our auditors, Peterson Sullivan LLP, were appointed in March 2011 and audited our financial statements for the fiscal years ended December 31, 2011 and December 31, 2010 and reviewed our quarterly reports for our fiscal year ended December 31, 2011.  Li & Company PC, our previous auditors, reviewed our quarterly reports for our fiscal year ended December 31, 2010.  Aggregate fees billed to us by Li & Company for review of quarterly reports for fiscal year 2010 and by Peterson Sullivan LLP for the 2010 and 2011 audit and review of our quarterly reports in 2011 were as follows:

	For the Years Ended December 31,
Fee Category	2011	2010
Audit fees (1)	$ 49,155	$ 47,000
Audit-related fees (2)	-	689
Tax fees (3)	3,181	-
All other fees (4)	2,850	350
Total fees	$ 55,186	$ 48,039

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)

1.  Financial Statements

The financial statements listed below are filed in Item 8 of Part II of this Form 10-K above:

Consolidated Balance Sheets at December 31, 2011 and December 31, 2010	29
Consolidated Statements of Operations for the Years ended December 31, 2011 and 2010	30
Consolidated Statement of Stockholders’ Equity (Deficit) for the Years ended December 31, 2011 and 2010	31
Consolidated Statements of Cash Flows for the for the Year ended December 31, 2011 and 2010	32

2.  Financial Statement Schedules

Not Applicable

3.  Exhibits specified by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Registrant		8-K	3.1	10/29/2010

3.2	Amended and Restated Bylaws of Registrant		8-K	3.2	09/22/2010

3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008

10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008

10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008

10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008

10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009

10.5	Form of Securities Purchase Agreement		8-K	10.1	09/21/2009

10.6	$50,000 Promissory Note between ENTIA and Marvin S. Hausman, M.D. and Philip Sobol dated December 30, 2009		8-K	10.1	12/31/2010

10.9	$50,000 Promissory Note between ENTIA and Mark C. Wolf dated February 18, 2010		10-K	10.9	4/15/2010

10.10	Profit Sharing Agreement between ENTIA, American Charter & Marketing LLC, and Delta Group Investments, Limited dated March 26, 2010		10-K	10.10	4/15/2010

10.11	Form of Common Stock and Warrant Agreement 2010		8-K	10.1	12/20/2010

10.12	$312,500 Promissory Note between ENTIA and Delta Group Investments Limited dated January 21, 2011		8-K	10.2	2/22/2010

10.13	Termination of Profit Sharing Agreement dated February 21, 2011		8-K	10.1	2/22/2011

10.14	Lease Agreement between ENTIA and Sherwood Venture LLC dated March 15, 2011		8-K	10.1	4/6/2011

10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010

10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon on this 30th day of March, 2012.

ENTIA BIOSCIENCES, INC.

By:	/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D. Chief Executive Officer, Chairman of the Board (Principal Executive Officer) (Principal Financial and Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 30th day of March, 2012.

Signature	Title

/s/ Marvin S. Hausman, M.D.	Chief Executive Officer, Chairman of the Board, Director
Marvin Hausman, M.D.	(Principal Executive Officer)
(Principal Financial and Accounting Officer)

/s/ Philip A. Sobol, M.D.	Director
Philip A. Sobol, M.D.

/s/ Elliot L. Shelton, Esq.	Director
Elliot A. Shelton, Esq.