Form 10-Q
period 2012-03-31
Entia Biosciences, Inc.
filed 2012-05-15
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

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

Yes [  ]  No [X]

On May 15, 2012, 7,171,841 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

ENTIA BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash	$8,048	$16,639
Accounts receivable, net	8,373	36,273
Inventory, net	180,727	173,578
Prepaid expenses	22,577	31,891
Total Current Assets	219,725	258,381

Property and Equipment, net	29,463	31,846

Patents and license, net	147,006	114,673

Total Assets	$396,194	$404,900

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$423,117	$331,839
Short-term convertible notes payable, net of discount	311,078	194,656
Notes payable	13,789	23,157
Total Current Liabilities	747,984	549,652

Long Term Liabilities:
Convertible notes payable, net of discount-related party	50,000	50,000
Convertible notes payable, net of discount	15,000	65,000
Total Long Term Liabilities	65,000	65,000

Total Liabilities	812,984	614,652

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Series A preferred stock, 350,000 and 350,000 shares designated, respectively,
62,500 and 43,500 shares issued and outstanding, respectively,
aggregate liquidation value of $312,500 and $217,500, respectively	63	44
Common stock, $0.001 par value, 150,000,000 shares authorized, 7,171,841
and 7,171,175 shares issued and outstanding, respectively	7,172	7,171
Additional paid-in capital	4,400,215	4,272,792
Deferred compensation	(460,103)	(497,383)
Accumulated deficit	(4,364,137)	(4,042,376)
Total Stockholders' Equity (Deficit)	(416,790)	(259,752)

Total Liabilities and Stockholders' Equity (Deficit)	$396,194	$404,900

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011

REVENUES	$ 66,630	$ 84,237

COST OF GOODS SOLD	6,453	39,447

GROSS PROFIT	60,177	44,790

OPERATING EXPENSES
Advertising and promotion	6,281	22,655
Sales commissions	1,088	-
Consulting fees - officer	-	30,000
Professional fees	88,199	32,007
Consulting fees	10,552	240,621
Impairment of intangible asset	-	100,000
General and administrative	203,342	227,450

Total Operating Expenses	309,462	652,733

LOSS FROM OPERATIONS	(249,285)	(607,943)

OTHER INCOME (EXPENSES)
Interest income	-	136
Interest expense	(72,476)	(75,093)

Total Other Expense	(72,476)	(74,957)

LOSS BEFORE TAXES	(321,761)	(682,900)

INCOME TAXES	-	-

NET LOSS	$ (321,761)	$ (682,900)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$ (0.04)	$ (0.11)

Weighted common shares outstanding
- basic and diluted	7,171,255	6,125,287

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2011 AND
FOR THE INTERIM PERIOD ENDED MARCH 31, 2012
(Unaudited)
					Additional			Total
	Preferred Stock		Common Stock		Paid	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Compensation	Deficit	Equity (Deficit)
Balance - December 31, 2010	-	$ -	5,836,247	$ 5,836	$ 2,011,989	$ (9,704)	$ (2,313,274)	$ (305,153)
Conversion of note payable into preferred stock	21,500	22	-	-	107,478	-	-	107,500
Issuance of preferred stock for cash	22,000	22	-	-	109,978	-	-	110,000
Issuance of warrants in connection with				-
convertible notes payable	-	-	-	-	45,937	-	-	45,937
Beneficial conversion feature in connection with
convertible note payable	-	-	-	-	173,030	-	-	173,030
Issuance of common stock for license agreement	-	-	100,000	100	99,900	-	-	100,000
Issuance of common stock for conversion of accounts	-	-	-	-	-	-	-	-
payable/accrued comp			897,104	935	368,875	-	-	369,810
Issuance of common stock for services	-	-	276,395	238	243,758	-	-	243,996
Issuance of common stock and warrants for cash	-	-	61,429	62	42,938	-	-	43,000
Stock compensation	-	-	-	-	347,696	-	-	347,696
Issuance of warrants for services	-	-	-	-	721,213	(712,758)	-	8,455
Amortization of deferred compensation	-	-	-	-	-	225,079	-	225,079
Net loss	-	-	-	-	-	-	(1,729,103)	(1,729,103)

Balance -December 31, 2011	43,500	44	7,171,175	7,171	4,272,792	(497,383)	(4,042,376)	(259,752)
Issuance of preferred stock for cash	19,000	19	-	-	94,981	-	-	95,000
Stock compensation	-	-	666	1	32,314	-	-	32,315
Issuance of warrants for services	-	-	-	-	128	(128)	-	-
Amortization of deferred compensation	-	-	-	-	-	37,408	-	37,408
Net loss	-	-	-	-	-	-	(321,761)	(321,761)

Balance - March 31, 2012	62,500	$ 63	7,171,841	$ 7,172	$ 4,400,215	$ (460,103)	$ (4,364,137)	$ (416,790)

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(321,761)	$(682,900)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation/amortization	4,921	2,689
Impairment of intangible asset	-	100,000
Amortization of discount on convertible notes	66,422	66,796
Stock-based compensation	69,723	364,870
Changes in operating assets and liabilities:
Accounts receivable	27,900	(12,924)
Inventory	(7,150)	4,034
Prepaid expenses	9,314	(23,736)
Other current assets	-	(94)
Accounts payable and accrued expenses	91,277	10,551
Accrued compensation - officer	-	89,708
NET CASH USED IN OPERATING ACTIVITIES	(59,354)	(81,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,747)	(2,709)
Acquisition of patents and patents pending	(33,122)	(7,897)
Collections on lease receivable	-	2,696
NET CASH USED IN INVESTING ACTIVITIES	(34,869)	(7,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance on stock subscription	-	42,800
Proceeds from issuance of common stock, preferred stock and warrants	95,000	-
Repayment of note payable	(9,368)	(6,153)
NET CASH PROVIDED BY FINANCING ACTIVITIES	85,632	36,647

NET CHANGE IN CASH	(8,591)	(52,269)
Cash at beginning of period	16,639	65,061
Cash at end of period	$8,048	$12,792

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$274	$136
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING
AND INVESTING ACTIVITIES:
Stock issued for license	$-	$100,000
Warrants issued in connection with notes payable	$-	$45,937

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

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

On January 9, 2012 the amendment to our Articles of Incorporation involving the name change from Total Nutraceutical Solutions, Inc. to Entia Biosciences, Inc. (“Entia”) became effective with the Secretary of State of Nevada.  We also filed articles of incorporation to create a wholly owned subsidiary of Entia, with such subsidiary to be named Total Nutraceutical Solutions, Inc. in January 2012.

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At March 31, 2012, we had cash and cash equivalents of $8,048.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through June 2012.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated unaudited interim financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, and with the rules and regulations of the United states Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC.

Investments for which we possess the power to direct or cause the direction of the management and policies, either through majority ownership or other means, are accounted for under the consolidation method. Material intercompany transactions and balances have been eliminated in consolidation.  The consolidated financial statements include the accounts of Entia and TNS.  All intercompany accounts have been eliminated for purposed of the consolidated financial statement presentation.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $2,526 and $2,526 at March 31, 2012 and December 31, 2011, respectively.

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

We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  There was an impairment on patents recorded for the quarter ended March 31, 2011 amounting to $100,000.

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

Fair value of financial instruments

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.  Due to conversion features and other terms, it is not practical to estimate the fair value of notes payable and convertible notes.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2012 or December 31, 2011, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2012 and December 31, 2011.

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

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which are convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for three months ending March 31, 2012 and 2011.  The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Three Months Ending March 31,
	2012	2011
Numerator:
Net loss applicable to common shareholders	$ (321,761)	$ (682,900)

Denominator:
Weighted-average common shares outstanding	7,171,255	6,125,287

Basic and diluted net loss per share	$ (0.04)	$ (0.11)

Common stock warrants	2,127,535	1,465,280
Series A convertible preferred stock	625,000	-
Stock options	498,602	-
Convertible debt including interest	3,653,573	6,879,063
Excluded dilutive securities	6,904,710	8,344,343

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	March 31, 2012	December 31, 2011
Raw materials	$ 302,622	$ 294,036
Finished goods	5,678	7,115
	308,300	301,151
Less: reserve for excess and obsolete inventory	(127,573)	(127,573)
	$ 180,727	$ 173,578

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following:

	March 31, 2012	December 31, 2011
Office equipment	$ 23,072	$ 23,072
Production equipment	30,964	30,964
Leasehold improvements	3,939	2,192
	57,975	56,228
Less: accumulated depreciation	(28,512)	(24,382)
	$ 29,463	$ 31,846

NOTE 5 - PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  Patent and license amortization is $790 and $178 for the three months ended March 31, 2012 and 2011, respectively.

The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	March 31, 2012	December 31, 2011
Gross carrying amounts-patents and licenses	$ 150,047	$ 116,924
Accumulated amortization	(3,041)	(2,251)
Patents and Licenses, net	$ 147,006	$ 114,673

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2012	December 31, 2011
Notes payable - current
7.85% unsecured, due monthly	$ 1,007	$ 2,493
4.85% unsecured, due monthly	12,782	20,664
	$ 13,789	$ 23,157

Convertible notes payable, net
5% unsecured due June 2012 (net of discount related to beneficial conversion feature of $2,572 in 2012 and $5,143 in 2011), convertible into preferred stock at $5.00 per share	$ 12,428	$ 9,857
6% unsecured due June 2012, convertible into common stock at $2.00 per share	50,000	50,000
5%, unsecured note due June 2012 (net of discount related to beneficial conversion feature of $63,850 in 2012 and $127,701 in 2011), convertible into common stock at $0.60 per share	248,650	184,799
5% unsecured due December 2013	15,000	15,000
Less: Current Portion	(311,078)	(194,656)
	$ 15,000	$ 65,000

Convertible notes payable related party, net
6% unsecured due December 2013 convertible into common stock at $2.00 per share	$ 50,000	$ 50,000

NOTE 7 – RELATED PARTY TRANSACTIONS

Consulting services from Chairman and CEO

Expense for consulting services provided by the Chairman/CEO were zero and $30,000 for the three months ended March 31, 2012 and 2011, respectively.  The Chairman/CEO was converted to an employee in October 2011.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

On May 26, 2011, our board of directors designated 350,000 shares of preferred stock as Series A preferred stock, $0.001 par value.  The Series A preferred stock is entitled to a liquidation preference in the amount of $5 per share, votes on an as converted basis with the common stock on all matters as to which holders of common stock shall be entitled to vote, and is convertible into common stock on a one-for-ten basis.

During the first quarter 2012, 19,000 shares of preferred stock were issued with a value of $95,000.

Common stock

In March 2012, pursuant to employee arrangements, 666 shares of common stock was issued to two employees as compensation.  This stock had a fair market value of $400.

Stock incentive plan

On September 17, 2010, our Board of Directors adopted the Total Nutraceutical Solutions, Inc. 2010 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including directors, executive officers, employees and consultants of the Company.  We have reserved 1,500,000 shares of common stock for issuance under the Plan with an annual increase in shares of 50,000 as of January 1 of each year; commencing January 1, 2012.  The fair value of the option grants were estimated at the date of the grants using the Black-Scholes option pricing model with the following assumptions: expected volatility of 183.17% - 187.30%, a risk free rate of 1.27% - 2.80%, and an expected life of 4 - 10 years for the period ended March 31, 2012.

There were 890,758 authorized shares available under the Plan, and there were options to purchase 498,602 shares of stock exercisable, with a remaining contractual term of 10 years at March 31, 2012.  The weighted average grant date fair value of stock options granted during the quarter ended March 31, 2012 was $0.62.  The weighted average exercise price of stock options granted and exercisable is $0.59 on March 31, 2012.  The aggregate fair value of options vested during the first quarter 2012 is $31,915.  Unvested options amounted to $40,028 at March 31, 2012 and there were 20,000 options forfeited with a value of $7,655, none exercised, or expired during the quarter ended March 31, 2012.

At March 31, 2012 there was zero of aggregate intrinsic value of outstanding stock options, including zero of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of first quarter 2012 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of March 31, 2012.  This amount changes, based on the fair market value of the Company’s stock.

The Company had $40,028 of total unrecognized compensation cost related to unvested stock options at March 31, 2012, which is expected to be recognized over a weighted average period of 7 years.

Warrants – Consulting Agreements

During first quarter 2012, we issued warrants to purchase 152 shares of common stock under agreements for consulting services.  These warrants have an exercise price of $5.00 per share and have a term of 7 years.

The fair value of the warrants issued under consulting agreements is recorded as deferred compensation.  The amortization of deferred compensation is recorded as consulting expense and is $37,407 and $2,771 for the three months ended March 31, 2012 and 2011, respectively.

	2012	2011
Risk-Free interest rate	1.08%	1.27 - 2.80%
Expected dividend yield	0%	0%
Volatility	202.65%	183.17 - 187.30%
Expected life	7 years	4 -10 years
Weighted-average Black-Scholes value of warrants granted	$0.89	$2.60

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

On April 4, 2012, Entia Biosciences, Inc. entered into a Commercial Lease agreement with Lanz Properties, LLC for 13,081 square feet of office and warehouse space located at 13565 S.W. Tualatin-Sherwood Road, Suite 800, Sherwood, Oregon 97140.  The new lease commences June 1, 2012 and will terminate on July 31,

2015.  No rent will be payable until October 2012.  The base monthly rental rate will start at $3,160, increasing to $3,260 in October 2013, and then $3,343 in June 2014.

Entia’s current two leases for 3,400 square feet at 14889 S.W. Tualatin-Sherwood Road #205, Sherwood, Oregon 97140, have a base monthly rent of $2,400 and are scheduled to end on May 31, 2012.  Management believes that the new facility offers a better location and configuration for its biotechnology activities and provides significantly more space for manufacturing, fulfillment, and administration over the next three years.

NOTE 10 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

During first quarter 2012, approximately 32.5% of our net sales were to two customers compared to approximately 26.7% of our net sales at March 31, 2011.  As of March 31, 2012, accounts receivable for these customers accounted for approximately 50% of total accounts receivable as compared to 61% at March 31, 2011.

Vendor Concentrations

68% of our purchases were made from one vendor during first quarter 2012 as compared to approximately 74% in the quarter ended March 31, 2011.

NOTE 11 – SUBSEQUENT EVENTS

On April 27, 2012, Entia entered into a consulting agreement with a consultant for consulting services.  Compensation consists $35,000 for past services and 180,000 options to purchase Company’s common stock at an exercise price of $0.45, to be vested over 18 months.  The term of the option is 5 years.

On April 4, 2012, a consultant received 10,000 shares of Series A Preferred Stock at $5.00 per share in exchange for the cancellation of a $10,000 note payable, receipt of $5,000 in cash and consulting services valued at $35,000 to be provided in the future.

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

Through our wholly owned subsidiary Total Nutraceutical Solutions, Inc. (TNS), we currently market nutraceutical products under the Groh™ and SANO™ brands direct to consumers online and through leading hair salons and other resellers in North America.  TNS currently offers  three natural organic nutraceutical mushroom dietary supplement products, ImmuSANO™, GlucoSANO™, and Groh™, which has been designed to nutritionally support hair follicles and nail beds.  ImmuSANOTM is designed to nutritionally address the needs of the immune system by balancing cellular function and promoting a stronger immune system.  GlucoSANOTM is designed to assist in maintaining more normal cellular metabolism and stabilizing blood sugar levels

Our formulations, which contain highly potent antioxidants, have the nutritional potential to provide multiple health benefits for humans, including reducing inflammation, supporting the immune system, promoting healthy joints, increasing stamina, and reducing stress and anxiety.  These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.  We utilize novel clinical models, biomarkers, and analytical tools to validate the nutritional and clinical efficacy of our formulations and the products that incorporate them.  Research and development of new products are also performed under contract with outside laboratories.

Results of Operations for the Three Months ended March 31, 2012.

Revenues and Cost of Goods Sold (in thousands, except percentages):

	For the Three Months Ending March 31,		Change
	2012	2011	$	%
Revenues	$ 66,630	$ 84,237	$ (17,607)	-20.9%
Cost of Goods Sold	6,453	39,447	(32,994)	-83.6%

Revenues.  Revenues are generated primarily from the sale of our mushroom based nutraceutical dietary supplement products.  The 20.9% decrease in revenues from 2011 was primarily due to the mix of product sales during the periods presented.  The Company sold more to wholesalers during first quarter 2012, which has lower prices.

Cost of Goods Sold.   Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for 2012 decreased from 2011 due to increased efficiencies in manufacturing and the distribution process during 2011 and from an $8,000 inventory adjustment made at the end of March 2012.  Another factor was the mix of products sold during first quarter 2012.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses:

	For the Three Months Ending March 31,		Change
	2012	2011	$	%
Advertising & promotion expenses	$ 6,281	$ 22,655	$ (16,374)	-72.3%
Sales Commissions/consulting fees	11,640	270,621	(258,981)	-95.7%
Professional fees	88,199	32,007	56,192	175.6%
General and Administrative expenses	203,342	227,450	(24,108)	-10.6%

Advertising and promotional expenses.    These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The decrease from 2011 is due to the Company decreasing its advertising expense by using web-based options.

Sales Commissions/Consulting fees.    These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology and marketing management services.  The decrease in these expenses from 2011 was due to lower amount of costs incurred to compensate third party consultants for services in first quarter 2012.

Professional fees.    These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The increase in professional fees from 2011 is due primarily to increased accounting/auditing fees in 2012.

General and administrative expenses.    These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation, product development, payroll and bad debt.  The decrease from 2011 is attributable to a decrease in stock based compensation.

Inflation

Inflation has not had a significant impact in the current or prior periods.

Significant changes in the number of employees

As of March 31, 2012, we have seven employees, Marvin S. Hausman, M.D., our Chief Executive Officer, Devin Andres our Vice President, five other full and part-time employees.  As our operations expand we anticipate the need to hire additional employees, and contract with additional consultants; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

At March 31, 2012, cash totaled $8,048, compared to $16,639 at December 31, 2011.  The primary reasons for the net decrease in 2012 are described below.  Working capital was $(528,258) at March 31, 2012, compared to $(341,273) at December 31, 2011.  The change in working capital was due primarily to the maturity date of most of our debt.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Three Months Ending March 31,
	2012	2011	Change
Net cash provided by (used in)
Operating activities	$ (59,354)	$ (81,006)	$ 21,652
Investing activities	(34,869)	(7,910)	(26,959)
Financing activities	85,632	36,647	48,985

Operating Activities.    The increase in net cash flows used from operating activities was due primarily to higher amounts of cash generated from operations.

Investing Activities.    The increase in net cash flows used from investing activities was due primarily to acquisitions of patents and patents pending and purchase of fixed assets.

Financing Activities.    The increase in net cash flows from financing activities was due primarily to proceeds from the issuance of Series A Preferred Stock.

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

We expect our revenues to increase in 2012.  Notwithstanding, we anticipate generating losses in 2012 and therefore we may be unable to continue operations in the future.   In order for us to continue as a going concern and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  We will require additional capital of at least approximately $377,500 to repay debt maturing on June 30, 2012 and we intend to raise the monies by undertaking one or more equity private placements.  We may also pursue re-negotiation and re-structuring of the debt.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction in operating costs could jeopardize our ability to launch, market, and sell new nutraceutical supplement products necessary to grow and sustain our operations.

Subsequent Events

On April 27, 2012, Entia entered into a consulting agreement with a consultant for consulting services.  Compensation consists $35,000 for past services and 180,000 options to purchase Company’s common stock at an exercise price of $0.45, to be vested over 18 months.  The term of the option is 5 years.

On April 4, 2012, a consultant received 10,000 shares of Series A Preferred Stock at $5.00 per share in exchange for the cancellation of a $10,000 note payable, receipt of $5,000 in cash and consulting services valued at $35,000 to be provided in the future.

Going Concern

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At March 31, 2012, we had cash and cash equivalents of $8,048.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through June 2012.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Revenue Recognition:  We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2011, Item 9A filed on March 30, 2012 still exist, and therefore our disclosure controls and procedures were not effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

As of March 31, 2012, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 30, 2011, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

See Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and the discussion above in Part I, Item 2, under " Liquidity and Capital Resources.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have undertaken a private placement of convertible preferred stock for $1.5 million.  During the first quarter of 2012, we had gross proceeds of $95,000 for 19,000 shares of preferred stock issued to two investors.  Each share of preferred stock was sold for $5.00 per preferred share and each preferred share is convertible into 10 shares of common stock.  The issuance of the preferred shares was exempt from registration based on Regulation D, Rule 506 and Section 4(2) and under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Registrant		8-K	3.1	10/29/2010
3.2	Amended and Restated Bylaws of Registrant		8-K	3.2	09/22/2010
3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008
10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008
10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008
10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008
10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009
10.5	Form of Securities Purchase Agreement		8-K	10.1	09/21/2009
10.6	$50,000 Promissory Note between TNS and Marvin S. Hausman, M.D. and Philip Sobol dated December 30, 2009		8-K	10.1	12/31/2010
10.7	$100,000 Promissory Note between TNS and Larry A. Johnson dated January 12, 2010		8-K	10.1	2/24/2010
10.8	$100,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		8-K	10.2	2/24/2010
10.9	$50,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		10-K	10.9	4/15/2010
10.10	Profit Sharing Agreement between TNS, American Charter & Marketing LLC, and Delta Group Investments, Limited dated March 26, 2010		10-K	10.10	4/15/2010
10.11	Form of Common Stock and Warrant Agreement 2010		8-K	10.1	12/20/2010
10.12	$312,500 Promissory Note between TNS and Delta Group Investments Limited dated January 26, 2011		8-K	10.2	2/22/2010
10.13	Termination of Profit Sharing Agreement dated February 21, 2011		8-K	10.1	2/22/2011
10.14	Lease Agreement between TNS and Sherwood Venture LLC dated March 15, 2011		8-K	10.1	4/6/2011
10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010
10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010
10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010
10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010
10.17	Asset Purchase Agreement between TNS, FunGuys, LLC and Mark C. Wolf dated May 27, 2011		8-K	10.1	3/3/2011
10.18	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock of Total Nutraceutical Solutions, Inc. dated May 26, 2011.		8-K	10.3	3/3/2011

10.19	Employment Agreement between Marvin S. Hausman, M.D. and Total Nutraceutical Solutions, Inc. dated October 28, 2011.		8-K	10.1	11/2/2011
10.20	Employment Agreement between Devin Andres and Total Nutraceutical Solutions, Inc. dated October 28, 2011.		8-K	10.2	11/2/2011
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Total Nutraceutical Solutions, Inc.

May 15, 2012	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)