Form 10-Q
period 2012-06-30
Entia Biosciences, Inc.
filed 2012-08-20
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

[ ]	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission File Number:  000-52864

Entia Biosciences, Inc.

 (Exact name of Registrant as specified in its charter)

Nevada	26-0561199
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

13565 SW Tualatin-Sherwood Rd #800, Sherwood, OR 97140

 (Address of principal executive offices)

(503) 334-3575

 (Registrant’s telephone number)

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

On August 20, 2012, 7,221,841 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

ENTIA BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash	$17,963	$16,639
Accounts receivable, net	35,268	36,273
Inventory, net	167,492	173,578
Prepaid expenses	14,017	31,891
Total Current Assets	234,740	258,381

Property and Equipment, net	42,603	31,846

Patents and license, net	163,787	114,673

Total Assets	$441,130	$404,900

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$485,171	$331,839
Related party payable	76
Short-term convertible notes payable, net of discount	50,000	194,656
Capital lease payable	2,808
Notes payable	5,650	23,157
Total Current Liabilities	543,705	549,652

Long Term Liabilities:
Capital lease payable	3,509
Convertible notes payable, net of discount-related party	57,446	50,000
Convertible notes payable, net of discount	272,076	65,000
Total Long Term Liabilities	333,031	65,000

Total Liabilities	876,736	614,652

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Series A preferred stock, 350,000 and 350,000 shares designated, respectively,
84,300 and 43,500 shares issued and outstanding, respectively,
aggregate liquidation value of $517,500 and $217,500, respectively	85	44
Common stock, $0.001 par value, 150,000,000 shares authorized, 7,221,841
and 7,171,175 shares issued and outstanding, respectively	7,222	7,171
Additional paid-in capital	4,739,163	4,272,792
Deferred compensation	(424,467)	(497,383)
Accumulated deficit	(4,757,609)	(4,042,376)
Total Stockholders' Equity (Deficit)	(435,606)	(259,752)

Total Liabilities and Stockholders' Equity (Deficit)	$441,130	$404,900

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

REVENUES	$ 124,021	$ 116,506	$ 190,651	$ 200,743

COST OF GOODS SOLD	31,674	46,169	38,127	85,616

GROSS PROFIT	92,347	70,337	152,524	115,127

OPERATING EXPENSES
Advertising and promotion	3,161	48,036	9,442	70,691
Sales commissions	2,237	-	3,325	-
Consulting fees - officer	-	30,000	-	60,000
Professional fees	30,513	70,467	81,304	102,474
Consulting fees	105,915	73,025	153,875	313,646
Impairment of intangible asset	-	6,642	-	106,642
General and administrative	270,222	49,052	473,564	276,502
Total Operating Expenses	412,048	277,222	721,510	929,955

LOSS FROM OPERATIONS	(319,701)	(206,885)	(568,986)	(814,828)

OTHER INCOME (EXPENSES)
Interest income	-	56	-	191
Interest expense	(127,686)	(83,222)	(200,162)	(158,315)
Gain on extinguishment of debt	75,315	-	75,315	-
Gain on disposal of product line	-	78,842	-	78,842
Total Other Expense	(52,371)	(4,324)	(124,847)	(79,282)

LOSS BEFORE TAXES	(372,072)	(211,209)	(693,833)	(894,110)

INCOME TAXES	-	-	-	-

NET LOSS	$ (372,072)	$ (211,209)	$ (693,833)	$ (894,110)

DEEMED DIVIDEND RELATED TO BENEFICIAL
CONVERSION FEATURE OF CONV PREF STOCK	(21,400)	-	(21,400)	-

NET LOSS ALLOCABLE TO COMMON
STOCKHOLDERS	(393,472)	(211,209)	(715,233)	(894,110)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$ (0.05)	$ (0.03)	$ (0.10)	$ (0.15)

Weighted common shares outstanding
- basic and diluted	7,209,206	6,156,500	7,190,229	6,124,326

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2011 AND
FOR THE INTERIM PERIOD ENDED June 30, 2012
(Unaudited)
					Additional			Total
	Preferred Stock		Common Stock		Paid	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Compensation	Deficit	Equity (Deficit)
Balance - December 31, 2010	-	$ -	5,836,247	$ 5,836	$ 2,011,989	$ (9,704)	$ (2,313,274)	$ (305,153)
Conversion of note payable into preferred stock	21,500	22	-	-	107,478	-	-	107,500
Issuance of preferred stock for cash	22,000	22	-	-	109,978	-	-	110,000
Issuance of warrants in connection with				-
convertible notes payable	-	-	-	-	45,937	-	-	45,937
Beneficial conversion feature in connection with
convertible note payable	-	-	-	-	173,030	-	-	173,030
Issuance of common stock for license agreement	-	-	100,000	100	99,900	-	-	100,000
Issuance of common stock for conversion of accounts	-	-	-	-	-	-	-	-
payable/accrued comp			897,104	935	368,875	-	-	369,810
Issuance of common stock for services	-	-	276,395	238	243,758	-	-	243,996
Issuance of common stock and warrants for cash	-	-	61,429	62	42,938	-	-	43,000
Stock compensation	-	-	-	-	347,696	-	-	347,696
Issuance of warrants for services	-	-	-	-	721,213	(712,758)	-	8,455
Amortization of deferred compensation	-	-	-	-	-	225,079	-	225,079
Net loss	-	-	-	-	-	-	(1,729,103)	(1,729,103)
Balance -December 31, 2011	43,500	44	7,171,175	7,171	4,272,792	(497,383)	(4,042,376)	(259,752)
Issuance of preferred stock for cash	31,800	32	-	-	158,968	-	-	159,000
Issuance of preferred stock for								-
cancellation of debt	2,000	2	-	-	9,998	-	-	10,000
Issuance of preferred stock for services	7,000	7	-	-	34,993			35,000
Deemed dividend related to beneficial conversion								-
feature of convertible preferred stock	-	-	-	-	21,400		(21,400)	-
Issuance of warrants in connection with								-
convertible notes payable	-	-	-	-	27,704	-	-	27,704
Issuance of common stock for license agreement	-	-	50,000	50	25,451	-	-	25,501
Stock compensation	-	-	666	1	118,185	-	-	118,186
Issuance of warrants for services	-	-	-	-	21,139	(21,139)	-	-
Issuance of warrants for extension on debt	-	-	-	-	48,533	-	-	48,533
Amortization of deferred compensation	-	-	-	-	-	94,055	-	94,055
Net loss	-	-	-	-	-	-	(693,833)	(693,833)
Balance - June 30, 2012	84,300	$ 85	7,221,841	$ 7,222	$ 4,739,163	$ (424,467)	$ (4,757,609)	$ (435,606)

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June, 30 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(693,833)	$(894,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of product line	-	(78,842)
Bad debt expense	-	2,059
Depreciation/amortization	11,111	7,391
Gain on extinguishment of note payable	(78,125)	-
Impairment of intangible asset	-	106,642
Amortization of discount on convertible notes	137,695	154,406
Stock-based compensation	321,275	419,932
Changes in operating assets and liabilities:
Accounts receivable	1,005	(12,756)
Inventory	6,086	12,334
Prepaid expenses	17,874	22,940
Other current assets	-	14,654
Accounts payable and accrued expenses	153,332	86,788
Related party payable	76	-
Accrued compensation - officer	-	89,398
NET CASH USED IN OPERATING ACTIVITIES	(123,504)	(69,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,970)	(3,708)
Acquisition of patents and patents pending (net)	(50,695)	(16,238)
Collections on lease receivable	-	5,472
NET CASH USED IN INVESTING ACTIVITIES	(64,665)	(14,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, preferred stock and warrants	159,000	43,000
Proceeds from convertible notes payable	13,000	-
Proceeds from convertible note payable-related party	25,000	-
Repayment of note payable	(7,507)	(13,134)
NET CASH PROVIDED BY FINANCING ACTIVITIES	189,493	29,866

NET CHANGE IN CASH	1,324	(53,772)
Cash at beginning of period	16,639	65,061
Cash at end of period	$17,963	$11,289
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$725	$1,674
Taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING
AND INVESTING ACTIVITIES:
Deemed distribution	$21,400	$-
Conversion of notes payable to preferred stock	$10,000	$107,500
Warrants issued for services	$21,139	$42,844
Warrants issued for extinguishment of debt	$48,533	$-
Stock issued for license	$25,501	$-
Warrants issued in connection with notes payable	$27,704	$-

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

Generic Marketing Services, Inc. was incorporated on July 19, 2007 under the laws of the State of Nevada as a subsidiary of Basic Services, Inc., also a Nevada corporation.  On December 31, 2007, Basic Services spun off Generic Marketing Services and on October 8, 2008, Generic Marketing Services changed its name to Total Nutraceutical Solutions, Inc.  On January 9, 2012, the Nevada Secretary of State accepted an amendment to our Articles of Incorporation to change the name again to Entia Biosciences, Inc. (Entia, the Company, us, we or our) and to form a wholly owned subsidiary named Total Nutraceutical Solutions, Inc. (TNS)  Entia is an emerging biotechnology company engaged in the discovery, formulation and marketing of natural compounds and whole foods that can be used in branded medical foods, nutraceuticals, cosmetics and other products sold by us, our TNS subsidiary and by third parties.

On May 15, 2012, Entia moved from its current location to a larger building in order to increase its in-house research and manufacturing capability, increase its warehouse storage capacity, and accommodate anticipated increases in order fulfillment and staffing.  By moving to the larger facility, Entia was able to vertically integrate its Vitamin D enhancement technology and the milling, blending, encapsulating, bottling, labeling, packaging and fulfillment of its products. This move resulted in a significant improvement in production efficiencies and the cost of its final products.  Production of cosmetic products and certain nutraceuticals are still being outsourced.

On February 15, 2012 a 10:1 reverse stock split became effective after we received authorization from Financial Industry Regulatory Authority (FINRA) for the corporate action that was approved by the shareholders on December 19, 2011.

We have a history of incurring net losses and net operating cash flow deficits.  We are continually researching and developing new technologies related to our organic nutraceutical products, including the production of medical foods for clinical studies in diabetes, anemia and Parkinson’s disease.  At June 30, 2012, we had cash and cash equivalents of $17,963.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through September 2012.

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

Investments for which we possess the power to direct or cause the direction of the management and policies, either through majority ownership or other means, are accounted for under the consolidation method. The consolidated financial statements include the accounts of Entia and TNS.  All intercompany accounts have been eliminated for the purpose of the consolidated financial statement presentation.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $2,526 and $2,526 at June 30, 2012 and December 31, 2011, respectively.

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

Office equipment	3 years
Production equipment	5 to 7 years
Equipment under capital lease	5 to 7 years
Leasehold improvements	Lesser of lease term or useful life of improvement

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

Impairment of long-lived assets

Our long-lived assets, which include property and equipment, patents and licenses of patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2012 or December 31, 2011, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2012 and December 31, 2011.

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

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which are convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for three months ending June 30, 2012 and 2011 and the six months ending June 30, 2012 and 2011.  The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2012	2011	2012	2011
Numerator:
Net loss applicable to common shareholders	$ (393,472)	$ (211,209)	$ (715,233)	$ (894,110)

Denominator:
Weighted-average common shares outstanding	7,209,206	6,156,500	7,190,229	6,124,326

Basic and diluted net loss per share	$ (0.05)	$ (0.03)	$ (0.10)	$ (0.15)

Common stock warrants	2,464,471	1,689,747	2,464,471	1,689,747
Series A convertible preferred stock	843,000	-	843,000	-
Stock options	591,179	-	591,179	-
Convertible debt including interest	395,624	588,042	395,624	588,042
Excluded dilutive securities	4,294,274	2,277,789	4,294,274	2,277,789

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	June 30, 2012	December 31, 2011
Raw materials	$ 292,541	$ 294,036
Finished goods	2,524	7,115
	295,065	301,151
Less: reserve for excess and obsolete inventory	(127,573)	(127,573)
	$ 167,492	$ 173,578

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following:

	June 30, 2012	December 31, 2011
Office equipment	$ 24,584	$ 23,072
Production equipment	37,984	30,964
Leasehold improvements	13,946	2,192
	76,514	56,228
Less: accumulated depreciation	(33,911)	(24,382)
	$ 42,603	$ 31,846

NOTE 5 - PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  Patent and license amortization is $790 and $178 for the three months ended June 30, 2012 and 2011, respectively and $1,580 and $251 for the six months ended June 30, 2012 and 2011, respectively.

The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	June 30, 2012	December 31, 2011
Gross carrying amounts-patents and licenses	$ 167,618	$ 116,924
Accumulated amortization	(3,831)	(2,251)
Patents and Licenses, net	$ 163,787	$ 114,673

NOTE 6 – CAPITAL LEASE

In April 2012, we entered into a capital lease agreement totaling $7,021 for the lease of an encapsulating machine used to encapsulate our powdered product.  The lease is payable over 30 months interest free.

The following is a schedule by years of future minimum lease payments under capital leases.

Years ending December 31:
2012	$ 1,404
2013	$ 2,808
2014	$ 2,106
Total minimum lease payments	$ 6,318

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2012	December 31, 2011
Notes payable - current
7.85% unsecured, due monthly	$ -	$ 2,493
4.85%, unsecured, due monthly	5,650	20,664
6% unsecured, convertible into common stock at $2.00 per share	50,000	50,000
	$ 55,650	$ 73,157

Convertible notes payable, net
5% unsecured due June 2013 (net of discount related to beneficial conversion feature of $0 in 2012 and $5,143 in 2011), convertible into preferred stock at $5.00 per share	$ 15,000	$ 9,857
5%, unsecured note due June 2013 (net of discount related to beneficial conversion feature of $74,870 in 2012 and $127,701 in 2011), convertible into common stock at $0.45 per share	237,630	184,799
6% unsecured note due June 2013 (net of discount related to beneficial conversion feature of $8,554 in 2012 and $0 in 2011), convertible into preferred stock at $5.00 per share	4,446
5% unsecured due June 2013, convertible into preferred stock at $5.00 per share	15,000	15,000
Less: Current Portion	-	(194,656)
	$ 272,076	$ 65,000

Convertible notes payable related party, net
6% unsecured due December 2013 convertible into common stock at $2.00 per share	$ 57,446	$ 50,000

Entia had debt in the principal amount of $392,500 in the form of convertible notes payable of which $377,500 was to mature on June 30, 2012.  Entia was successful in renegotiating all but one of these notes to extend their maturity dates to June 30, 2013, and as such are now classified as long term liabilities on the balance sheet.  $50,000 of the debt was extended month-to-month, and as such, is classified as short-term on the balance sheet.  In consideration for extending the maturity date, Entia issued 50,000 warrants valued at $48,533 and modified an existing conversion feature for one of the notes.

For one of the convertible notes payable, we deemed the terms of the note modification to be substantially different due to the change in the conversion rate and treated the convertible note payable as extinguished and exchanged for a new note.  We recorded a gain of $75,315 on the extinguishment.

NOTE 8 – RELATED PARTY TRANSACTIONS

Consulting services from Chairman and CEO

Expense for consulting services provided by the Chairman/CEO were zero and $30,000 for the three months ended June 30, 2012 and 2011, respectively.  The Chairman/CEO was converted to an employee in October 2011.

Debt agreements from board member

Entia entered into a promissory note with a board member for a 6% note for $25,000 maturing on December 31, 2013.  The note is reflected on the balance sheet, net of discount in the long term liabilities.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

During the second quarter 2012, Entia issued shares of Series A preferred stock for the following:

o

12,800 shares were issued for cash proceeds of $64,000.  The fair value of the common stock into which the Series A preferred stock is convertible exceeded the allocated purchase price of the Series A preferred stock by $21,139 on the date of issuance, resulting in a beneficial conversion feature.  Entia recognized the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of the Series A preferred stock on the date of issuance;

o

1,000 shares were issued in exchange for cancellation of a note payable totaling $10,000; and

o

7,000 shares valued at $35,000 were issued in exchange for consulting services provided.

During the first quarter 2012, 19,000 shares of Series A preferred stock were issued with a value of $95,000.

Common stock

During the second quarter of 2012, 50,000 shares of common stock valued at $50,000 were issued in exchange for a license agreement.

During the first quarter 2012, 666 shares of common stock were issued to two employees as compensation.  This stock had a fair market value of $400.

Stock incentive plan

On September 17, 2010, our Board of Directors adopted the. 2010 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including directors, executive officers, employees and consultants of the Company.  We have reserved 1,500,000 shares of common stock for issuance under the Plan with an annual increase in shares of 50,000 as of January 1 of each year; commencing January 1, 2012.  The fair value of the option grants were estimated at the date of the grants using the Black-Scholes option pricing model with the following assumptions: expected volatility of 183.17% - 187.30%, a risk free rate of 1.27% - 2.80%, and an expected life of 4 - 10 years for the period ended March 31, 2012.

There were 123,513 authorized shares available under the Plan, and there were options to purchase 713,957 shares of stock exercisable, with a remaining contractual term of 10 years at June 30, 2012.  The weighted average grant date fair value of stock options granted during the quarter ended June 30, 2012 was $0.53.  The weighted average exercise price of stock options granted and exercisable is $0.57 on June 30, 2012.  The aggregate fair value of options vested on June 30, 2012 is $117,786.  Unvested options amounted to $309,524 at June 30, 2012 and there were 20,000 options forfeited with a value of $7,655, none exercised, or expired during the quarter ended June 30, 2012.

At June 30, 2012 there was $587,265 of aggregate intrinsic value of outstanding stock options, including $317,449 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of second quarter 2012 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of June 30, 2012.  This amount changes based on the fair market value of the Company’s stock.

The Company had $309,524 of total unrecognized compensation cost related to unvested stock options at June 30, 2012, which is expected to be recognized over a weighted average period of 7 years.

Warrants – Consulting Agreements

During the second quarter 2012, we issued warrants to purchase 30,496 shares of common stock under agreements for consulting services and warrants to purchase 308,750 shares of common stock under debt agreements to raise capital.  These warrants have an exercise price ranging from $0.45 to $5.00 per share and have an average term of 5.75 years.

During first quarter 2012, we issued warrants to purchase 152 shares of common stock under agreements for consulting services.  These warrants have an exercise price of $5.00 per share and have a term of 7 years.

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.  In determining the fair value of warrants, we employed the following key assumptions during the periods ended June 30:

	2012	2011
Risk-Free interest rate	1.07% - 1.08%	1.27 - 2.80%
Expected dividend yield	0%	0%
Volatility	202.65% - 235.42%	183.17 - 187.30%
Expected life	5 - 7 years	4 - 10 years
Weighted-average Black-Scholes value of warrants granted	$0.56	$2.60

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Entia’s prior two leases for 3,400 square feet at 14889 S.W. Tualatin-Sherwood Road #205, Sherwood, Oregon 97140, had a base monthly rent of $2,400 and ended on May 31, 2012.  Management believes that the new facility offers a better location and configuration for its biotechnology activities and provides significantly more space for manufacturing, fulfillment, and administration over the next three years.

NOTE 11 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

During second quarter 2012, approximately 73.6% of our net sales were to four customers compared to approximately 65.3% of our net sales at June 30, 2011.  As of June 30, 2012, accounts receivable for these customers accounted for approximately 93% of total accounts receivable as compared to 90% at June 30, 2011.

Vendor Concentrations

57% of our purchases were made from one vendor during second quarter 2012 as compared to approximately 62% in the quarter ended June 30, 2011.

NOTE 12 – SUBSEQUENT EVENTS

On June 29, 2012 the board of directors of Entia approved a “Warrant & Option Holders Special Exercise Incentive” program in order to raise capital.  The program allowed existing warrant and option holders on record as of June 1, 2012 to exercise their warrants (vested and unvested) through the month of July 2012 for $0.40 per share.  For all holders who exercise a portion of their warrants/options, an equivalent number of remaining warrants/options would be extended for one year beyond their original expiration date at their original exercise price.  During the month of July, warrant holders exercised warrants to purchase 50,000 shares for $20,000 cash and warrants to purchase 147,500 shares for $59,000 in promissory notes.  The promissory notes are for six months, maturing January 26, 2013 and carry interest rates of up to 10% semi-annually and no less than 6% annually.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Entia Biosciences, Inc. (Entia) is an emerging biotechnology company engaged in the discovery, formulation, and marketing of natural compounds and whole foods that can be used in branded medical foods, nutraceuticals, cosmetics and other products sold by Entia and by third parties.  Our current portfolio of natural ingredients includes ERGO D2TM, vitamin D, L-Ergothioneine, Chitin-glucans and curcumin.  Enhancement of Vitamin D content within our ingredients and whole foods is accomplished at our Sherwood, Oregon facility using our patent pending UV light enrichment process.  By moving to a larger facility, Entia was able to vertically integrate its Vitamin D enhancement technology and the milling, blending, encapsulating, bottling, labeling, packaging and fulfillment of its products.  Production of cosmetic products and certain nutraceuticals are outsourced.  In addition, Entia will also continue to outsource, as dictated by over-capacity production requirements, some of our manufacturing to third party contractors, including Columbia Nutritional Services, Inc. of Vancouver, Washington and NHK Laboratories, Inc. of Santa Fe Springs, California.

Through our wholly owned subsidiary Total Nutraceutical Solutions, Inc. (TNS), we currently market nutraceutical/dietary supplement products under the Groh™ and SANO™ brands directly to consumers online and through leading hair salons and other resellers in North America.  TNS currently offers  three natural organic nutraceutical mushroom dietary supplement products, ImmuSANO™, GlucoSANO™, and Groh™, which has been designed to nutritionally support hair follicles and nail beds.  ImmuSANOTM is designed to nutritionally address the needs of the immune system by balancing cellular function and promoting a stronger immune system.  GlucoSANOTM is designed to assist in maintaining more normal cellular metabolism and stabilizing blood sugar levels

Our formulations, which contain highly potent natural antioxidants, have the nutritional potential to provide multiple health benefits for humans, including reducing inflammation, supporting the immune system, promoting healthy joints, increasing stamina, and reducing stress and anxiety.  These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.  We utilize novel clinical models, biomarkers, including but not limited to alpha-synuclein, glutathione, C-reactive protein, hemoglobin A1C and analytical tools to validate the nutritional and clinical efficacy of our formulations and the products that incorporate them.  Research and development of new products are also performed under contract with outside laboratories, clinicians and medical institutions.

Results of Operations for the Three and Six Months ended June 30, 2012.

Revenues and Cost of Goods Sold:

	For the Three Months Ending June 30,		Change
	2012	2011	$	%
Revenues	$ 124,021	$ 116,506	$ 7,515	6.5%
Cost of Goods Sold	31,674	46,169	(14,495)	-31.4%

	For the Six Months Ended June 30,		Change
	2012	2011	$	%
Revenues	$ 190,651	$ 200,743	$ (10,092)	-5%
Cost of Goods Sold	$ 38,127	$ 85,616	$ (47,489)	-55%

Revenues.  Revenues are generated primarily from the sale of our mushroom based nutraceutical dietary supplement products.  The 6.5% increase in revenues for the three months ending June 30, 2012 from 2011 was primarily due to the mix of product sales during the periods presented.  The 5% decrease for six months ended was due to a larger decrease in revenues during the first quarter of 2012 as compared with the first quarter of 2011.

Cost of Goods Sold.  Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for 2012 decreased from 2011 due to increased efficiencies in manufacturing and the distribution process during 2012.  Another factor was the mix of products sold during 2012.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses:

	For the Three Months Ending June 30,		Change
	2012	2011	$	%
Advertising & promotion expenses	$ 3,161	$ 48,036	$ (44,875)	-93.4%
Sales Commissions/consulting fees	108,152	73,025	35,127	48.1%
Professional fees	30,513	70,467	(39,954)	-56.7%
General and Administrative expenses	270,222	49,052	221,170	450.9%

	For the Six Months Ending June 30,		Change
	2012	2011	$	%
Advertising & promotion expenses	$ 9,442	$ 70,691	$ (61,249)	-86.6%
Sales Commissions/consulting fees	157,200	313,646	(156,446)	-49.9%
Professional fees	81,304	102,474	(21,170)	-20.7%
General and Administrative expenses	473,564	276,502	197,062	71.3%

Advertising and promotional expenses.  These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The decrease from 2011 is due to the decrease in advertising expense by using web-based options.

Sales Commissions/Consulting fees.  These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology and marketing management services.  The increase in these expenses from 2011 was due to the larger amount of costs incurred to compensate third party consultants for services in second quarter 2012.

Professional fees.  These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The decrease in professional fees from 2011 is due primarily to decrease legal and auditing fees in 2012.

General and administrative expenses.  These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation, product development, payroll and bad debt.  The increase from 2011 is attributable to an increase in stock based compensation and the addition of employees during 2012.  In 2011, Entia had no employees, only consultants.

Inflation

Inflation has not had a significant impact in the current or prior periods.

Significant changes in the number of employees

As of June 30, 2012, we have seven employees, Marvin S. Hausman, M.D., our Chief Executive Officer, Devin Andres our Vice President, three other full and part-time employees and two paid interns.  As our operations expand we anticipate the need to hire additional employees, and contract with additional consultants; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

At June 30, 2012, cash totaled $17,963, compared to $16,639 at December 31, 2011.  The primary reasons for the net increase in 2012 are described below.  Working capital was $(308,965) at June 30, 2012, compared to $(291,271) at December 31, 2011.  The change in working capital was due primarily to the maturity date of most of our debt and increase in cash.  The net change in cash and cash equivalents for the periods presented was comprised of the following:

	For the Six Months Ending June 30,
	2012	2011	Change
Net cash provided by (used in)
Operating activities	$ (123,504)	$ (69,164)	$ (54,340)
Investing activities	(64,665)	(14,474)	(50,191)
Financing activities	189,493	29,866	159,627

Operating Activities.  The decrease in net cash flows used from operating activities was due primarily to a gain on extinguishment of a note payable during second quarter 2012.

Investing Activities.  The increase in net cash flows used from investing activities was due primarily to acquisitions of patents and patents pending and purchase of fixed assets.

Financing Activities.  The increase in net cash flows from financing activities was due primarily to proceeds from the issuance of Series A Preferred Stock.

Future Liquidity.  We have a history of incurring net losses and negative operating cash flows.  We are also deploying new technologies and continue to develop commercial products and services.  Based on our cash on hand, income from operations and the degree to which our burn rate can be reduced while continuing operations, management believes it has sufficient funds to remain operational through September 2012.

We expect our revenues to increase in 2012.  Notwithstanding, we anticipate generating losses in 2012 and therefore we may be unable to continue operations in the future.   In order for us to continue as a going concern and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  We have successfully negotiated an extension on all of our debt that was maturing on June 30, 2012 for one year.  We will require additional capital of at least approximately $392,500 to repay debt maturing on June 30, 2013 and we intend to raise the monies by undertaking one or more equity private placements.  We may also pursue re-negotiation and re-structuring of the debt.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction in operating costs could jeopardize our ability to launch, market, and sell new nutraceutical supplement products necessary to grow and sustain our operations.

Subsequent Events

On June 29, 2012 the board of directors of Entia approved a “Warrant & Option Holders Special Exercise Incentive” program in order to raise capital.  The program allowed existing warrant and option holders on record as of June 1, 2012 to exercise their warrants (vested and unvested) through the month of July 2012 for $0.40 per share.  For all holders who exercise a portion of their warrants/options, an equivalent number of remaining warrants/options would be extended for one year beyond their original expiration date at the original exercise price.  During the month of July, warrant holders exercised warrants to purchase 50,000 shares for $20,000 cash and warrants to purchase 147,500 shares for $59,000 in promissory notes.  The promissory notes are for six months, maturing January 26, 2013 and carry interest rates up to 10% semi-annually and no less than 6% annually.

Going Concern

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At June 30, 2012, we had cash and cash equivalents of $17,963.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through September 2012.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2011, Item 9A filed on March 30, 2012 still exist, and therefore our disclosure controls and procedures were not effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

As of June 30, 2012, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have undertaken a private placement of convertible preferred stock for $1.5 million.  During the second quarter 2012, 6,800 shares of preferred stock were issued with a value of $34,000 for cash.  10,000 shares of preferred stock were issued with a value of $50,000 for extinguishment of a $10,000 note, for services valued at $35,000 and $5,000 cash.  In addition, 5,000 shares were issued for cash from a related party.  Each preferred share is convertible into 10 shares of common stock.  The issuance of the preferred shares was exempt from registration based on Regulation D, Rule 506 and Section 4(2) and under the Securities Act.

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

Total Nutraceutical Solutions, Inc.

August 20, 2012	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)