Form 10-Q
period 2012-09-30
Entia Biosciences, Inc.
filed 2012-11-15
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

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

On November 14, 2012, 7,444,341 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Part 1: FINANCIAL INFORMATION

Item 1. Financial Statements

ENTIA BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets:
Cash	$14,698	$16,639
Accounts receivable, net	26,580	36,273
Inventory, net	158,663	173,578
Prepaid expenses	9,967	31,891
Total Current Assets	209,908	258,381

Property and Equipment, net	38,227	31,846
Patents and license, net	169,604	114,673
Total Assets	$417,739	$404,900

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:	.
Accounts payable and accrued expenses	$549,234	$331,839
Short-term convertible notes payable, net of discount	363,277	194,656
Capital lease payable	2,808	-
Notes payable	3,227	23,157
Total Current Liabilities	918,546	549,652

Long Term Liabilities:
Capital lease payable	2,573	-
Convertible notes payable, net of discount-related party	60,470	50,000
Convertible notes payable, net of discount	-	65,000
Total Long Term Liabilities	63,043	115,000

Total Liabilities	981,589	664,652

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
Series A preferred stock, 350,000 and 350,000 shares designated, respectively, 88,900 and 43,500 shares issued and outstanding, respectively, aggregate liquidation value of $444,500
and $217,500, respectively	89	44
Common stock, $0.001 par value, 150,000,000 shares authorized, 7,444,341
and 7,171,175 shares issued and outstanding, respectively	7,444	7,171
Stock subscription receivable	(59,000)	-
Additional paid-in capital	4,903,491	4,272,792
Deferred compensation	(377,496)	(497,383)
Accumulated deficit	(5,038,378)	(4,042,376)
Total Stockholders' Equity (Deficit)	(563,850)	(259,752)

Total Liabilities and Stockholders' Equity (Deficit)	$417,739	$404,900

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUES	$ 72,604	$ 108,566	$ 263,255	$ 309,309

COST OF GOODS SOLD	23,611	15,128	61,738	100,744

GROSS PROFIT	48,993	93,438	201,517	208,564

OPERATING EXPENSES
Advertising and promotion	11,420	11,419	20,862	82,110
Sales commissions	1,839	-	5,164	-
Consulting fees - officer	-	30,000	-	90,000
Professional fees	33,717	30,986	115,021	133,460
Consulting fees	38,367	45,057	192,242	358,703
Impairment of intangible asset	-	-	-	106,642
General and administrative	193,676	101,318	667,240	377,820
Total Operating Expenses	279,019	218,780	1,000,529	1,148,735

LOSS FROM OPERATIONS	(230,026)	(125,343)	(799,012)	(940,171)

OTHER INCOME (EXPENSES)
Interest income	-	-	-	192
Interest expense	(50,743)	(75,451)	(250,905)	(233,766)
Gain on extinguishment of debt	-	-	75,315	-
Gain on disposal of product line	-	-	-	78,842
Total Other Expense	(50,743)	(75,451)	(175,590)	(154,732)

LOSS BEFORE TAXES	(280,769)	(200,793)	(974,602)	(1,094,903)

INCOME TAXES	-	-	-	-

NET LOSS	$ (280,769)	$ (200,793)	$ (974,602)	$ (1,094,903)

DEEMED DIVIDEND RELATED TO BENEFICIAL
CONVERSION FEATURE OF CONVERTIBLE
PREFERRED STOCK	-	-	(21,400)	-

NET LOSS PER SHARE ALLOCABLE TO COMMON
STOCKHOLDERS	(280,769)	(200,793)	(996,002)	(1,094,903)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$ (0.04)	$ (0.03)	$ (0.14)	$ (0.18)

Weighted common shares outstanding
- basic and diluted	7,209,206	6,197,676	7,190,229	6,149,050

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2011 AND
FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2012
(Unaudited)

					Additional				Total
	Preferred Stock		Common Stock		Paid	Deferred	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Compensation	Subscriptions	Deficit	Equity (Deficit)

Balance - December 31, 2010	-	$ -	5,836,247	$ 5,836	$ 2,011,989	$ (9,704)	$ -	$ (2,313,274)	$ (305,153)
Conversion of note payable into preferred stock	21,500	22	-	-	107,478	-		-	107,500
Issuance of preferred stock for cash	22,000	22	-	-	109,978	-		-	110,000
Issuance of warrants in connection with				-
convertible notes payable	-	-	-	-	45,937	-		-	45,937
Beneficial conversion feature in connection with
convertible note payable	-	-	-	-	173,030	-		-	173,030
Issuance of common stock for license agreement	-	-	100,000	100	99,900	-		-	100,000
Issuance of common stock for conversion of accounts	-	-	-	-	-	-		-	-
payable/accrued comp			897,104	935	368,875	-		-	369,810
Issuance of common stock for services	-	-	276,395	238	243,758	-		-	243,996
Issuance of common stock and warrants for cash	-	-	61,429	62	42,938	-		-	43,000
Stock compensation	-	-	-	-	347,696	-		-	347,696
Issuance of warrants for services	-	-	-	-	721,213	(712,758)		-	8,455
Amortization of deferred compensation	-	-	-	-	-	225,079		-	225,079
Net loss	-	-	-	-	-	-		(1,729,103)	(1,729,103)

Balance -December 31, 2011	43,500	44	7,171,175	7,171	4,272,792	(497,383)	-	(4,042,376)	(259,752)
Issuance of preferred stock for cash	36,400	36	-	-	181,963	-	-	-	181,999
Issuance of preferred stock for
cancellation of debt	2,000	2	-	-	9,998	-	-	-	10,000
Issuance of preferred stock for services	7,000	7	-	-	34,993	-	-	-	35,000
Deemed dividend related to beneficial conversion
feature of convertible preferred stock	-	-	-	-	21,400	-	-	(21,400)	-
Issuance of warrants in connection with
convertible notes payable	-	-	-	-	27,704	-	-	-	27,704
Issuance of common stock for license agreement	-	-	50,000	50	25,451	-	-	-	25,501
Issuance of common stock and warrants for cash	-	-	75,000	75	29,925	-	-	-	30,000
Issuance of common stock for note receivable	-	-	147,500	147	58,853	-	(59,000)	-	-
Stock compensation	-	-	666	1	170,740	-	-	-	170,741
Issuance of warrants for services	-	-	-	-	21,139	(21,139)	-	-	-
Issuance of warrants for extension on debt	-	-	-	-	48,533	-	-	-	48,533
Amortization of deferred compensation	-	-	-	-	-	141,026	-	-	141,026
Net loss	-	-	-	-	-	-	-	(974,602)	(974,602)
Balance - September 30, 2012	88,900	$ 89	7,444,341	$ 7,444	$ 4,903,491	$ (377,496)	$ (59,000)	$ (5,038,378)	$ (563,850)

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(974,602)	$(1,094,903)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on disposal of product line	-	(78,842)
Bad debt expense	-	2,059
Depreciation/amortization	16,290	11,009
Gain on extinguishment of debt	(75,315)	-
Impairment of intangible asset	-	106,642
Amortization of discount on convertible notes	179,110	222,933
Stock-based compensation	420,801	467,131
Changes in operating assets and liabilities:
Accounts receivable	9,693	(11,433)
Inventory	14,915	(23,501)
Prepaid expenses	21,924	24,930
Other current assets	-	3,792
Accounts payable and accrued expenses	217,395	95,045
Accrued compensation - officer	-	89,398
NET CASH USED IN OPERATING ACTIVITIES	(169,789)	(185,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,906)	(3,708)
Acquisition of patents and patents pending (net)	(57,315)	(34,789)
Collections on lease receivable	-	8,304
NET CASH USED IN INVESTING ACTIVITIES	(72,221)	(30,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, preferred stock and warrants	211,999	143,200
Proceeds from convertible notes payable	13,000	-
Proceeds from notes payable	-	26,438
Proceeds from convertible note payable-related party	25,000	-
Repayment of note payable	(9,930)	(10,795)
NET CASH PROVIDED BY FINANCING ACTIVITIES	240,069	158,843

NET CHANGE IN CASH	(1,941)	(57,090)
Cash at beginning of period	16,639	65,061
Cash at end of period	$14,698	$7,971
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$893	$1,674
Taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING
AND INVESTING ACTIVITIES:
Deemed distribution	$21,400	$-
Conversion of notes payable to preferred stock	$10,000	$107,500
Warrants issued for extinguishment of debt	$48,533	$-
Stock issued for license	$25,501	$100,000
Stock issued for note receivable	$59,000	-
Warrants issued in connection with notes payable	$27,704	$-

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

Generic Marketing Services, Inc. was incorporated on July 19, 2007 under the laws of the State of Nevada as a subsidiary of Basic Services, Inc., also a Nevada corporation.  On December 31, 2007, Basic Services, Inc. spun off Generic Marketing Services and on October 8, 2008, Generic Marketing Services changed its name to Total Nutraceutical Solutions, Inc.  On January 9, 2012, the Nevada Secretary of State accepted an amendment to our Articles of Incorporation to change the name again to Entia Biosciences, Inc. (Entia, the Company, us, we or our) and to form a wholly owned subsidiary named Total Nutraceutical Solutions, Inc. (TNS)  Entia is an emerging biotechnology company engaged in the discovery, formulation and marketing of natural compounds and whole foods that can be used in branded medical foods, nutraceuticals, cosmetics and other products sold by us, our TNS subsidiary and by third parties.

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

We have a history of incurring net losses and net operating cash flow deficits.  We are continually researching and developing new technologies related to our organic nutraceutical products, including the production of medical foods for clinical studies in diabetes, anemia and Parkinson’s disease.  At September 30, 2012, we had cash and cash equivalents of $14,698.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through December 2012.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $2,526 and $2,526 at September 30, 2012 and December 31, 2011, respectively.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2012 or December 31, 2011, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2012 and December 31, 2011.

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

Advertising and promotion costs

Costs associated with the advertising and promotion of our products are expensed as incurred.

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

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which are convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for three months ending September 30, 2012 and 2011 and the nine months ending September 30, 2012 and 2011.   The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss applicable to common shareholders	$ (280,769)	$ (200,793)	$ (996,002)	$ (1,094,903)
Denominator:
Weighted-average common shares outstanding	7,209,206	6,197,676	7,190,229	6,149,050
Basic and diluted net loss per share	$ (0.04)	$ (0.03)	$ (0.14)	$ (0.18)
Common stock warrants	2,758,266	1,689,747	2,464,471	1,689,747
Series A convertible preferred stock	889,000	415,000	843,000	415,000
Stock options	658,240	-	591,179	-
Convertible debt including interest	400,025	537,865	395,624	537,865
Excluded dilutive securities	4,705,531	2,642,612	4,294,274	2,642,612

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	September 30, 2012	December 31, 2011
Raw materials	$ 278,797	$ 294,036
Finished goods	7,439	7,115
	286,236	301,151
Less: reserve for excess and obsolete inventory	(127,573)	(127,573)
	$ 158,663	$ 173,578

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following:

	September 30, 2012	December 31, 2011
Office equipment	$ 24,584	$ 23,072
Production equipment	37,984	30,964
Leasehold improvements	13,946	2,192
	76,514	56,228
Less: accumulated depreciation	(38,287)	(24,382)
	$ 38,227	$ 31,846

NOTE 5 - PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  Patent and license amortization is $803 and $178 for the three months ended September 30, 2012 and 2011, respectively and $2,383 and $251 for the nine months ended September 30, 2012 and 2011, respectively.

The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	September 30, 2012	December 31, 2011
Gross carrying amounts-patents and licenses	$ 174,238	$ 116,924
Accumulated amortization	(4,634)	(2,251)
Patents and Licenses, net	$ 169,604	$ 114,673

NOTE 6 – CAPITAL LEASE

In April 2012, we entered into a capital lease agreement totaling $7,021 for the lease of an encapsulating machine used to encapsulate our powdered product.  The lease is payable over 30 months interest free.

The following is a schedule by years of future minimum lease payments under capital leases.

Years ending December 31:
2012	$ 702
2013	$ 2,808
2014	$ 1,871
Total minimum lease payments	$ 5,381

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2012	December 31, 2011
Notes payable - current
4.85%, unsecured, due monthly	415	20,664
7.85% unsecured, due monthly	2,812	2,493
	$ 3,227	$ 23,157
Convertible notes payable, net
5% unsecured due June 2013 (net of discount related to beneficial conversion feature of $0 in 2012 and $5,143 in 2011), convertible into preferred stock at $5.00 per share	$ 15,000	$ 9,857
5%, unsecured due June 2013 (net of discount related to beneficial conversion feature of $35,807 in 2012 and $127,701 in 2011), convertible into common stock at $0.45 per share	276,693	184,799
6% unsecured due June 2013 (net of discount related to beneficial conversion feature of $6,416 in 2012 and $0 in 2011), convertible into preferred stock at $5.00 per share	6,584
5% unsecured due June 2013, convertible into preferred stock at $5.00 per share	15,000	15,000
6% unsecured, convertible into common stock at $2.00 per share, due on demand	50,000	50,000
Less: Current Portion	(363,277)	(194,656)
	$ -	$ 65,000

Convertible notes payable related party, net
6% unsecured due December 2013 (net of discount related to beneficial conversion feature of $14,530 in 2012 and $0 in 2011), convertible into common stock at $2.00 per share	$ 60,470	$ 50,000

Entia had debt in the principal amount of $392,500 in the form of convertible notes payable of which $377,500 was to mature on June 30, 2012.  Entia was successful in renegotiating all but one of these notes to extend their maturity dates to June 30, 2013.  $50,000 of the debt was extended month-to-month, and as such, all is classified as short-term on the balance sheet.  In consideration for extending the maturity date, Entia issued 50,000 warrants valued at $48,533 and modified an existing conversion feature for one of the notes.

For one of the convertible notes payable modified in the second quarter, we deemed the terms of the note modification to be substantially different due to the change in the conversion rate and treated the convertible note payable as extinguished and exchanged for a new note.  We recorded a gain of $75,315 on the extinguishment.

NOTE 8 – RELATED PARTY TRANSACTIONS

Consulting services from Chairman and CEO

Expense for consulting services provided by the Chairman/CEO were $30,000 and $90,000 for the three and nine months ended September 30, 2011, respectively.  No consulting services were provided for 2012, as the Chairman/CEO was converted to an employee in October 2011.

Debt agreements from board member

Entia entered into a promissory note with a board member for a 6% note for $25,000 maturing on December 31, 2013.  The note is reflected on the balance sheet, net of discount in the long term liabilities.

Preferred stock purchase from board member

During the second quarter 2012, a board member purchased 5,000 shares of Series A preferred stock, a $0.001 par value for $5.00 per share.

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

During the third quarter 2012, Entia issued 4,600 shares of Series A preferred stock for cash proceeds of $23,000.

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

Common stock

During the third quarter of 2012, Entia’s board of directors agreed to a special price to current holders of warrants and/or options.  If they committed to exercising their warrants/options, Entia would allow them to convert at $0.40 per share.  This special price was effective only through July 31, 2012.  There were a total of 222,500 warrants exercised for proceeds of $89,000.  $30,000 was received in cash during third quarter 2012 with the remaining $59,000 was exercised by receiving short-term notes with interest ranging from 6% to 20% due before April 2013.  These notes are recorded on the balance sheet as a contra-equity account.

During the second quarter of 2012, 50,000 shares of common stock valued at $50,000 were issued in exchange for a license agreement.

During the first quarter 2012, 666 shares of common stock were issued to two employees as compensation.  This stock had a fair market value of $400.

Stock incentive plan

On September 17, 2010, our Board of Directors adopted the 2010 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including directors, executive officers, employees and consultants of the Company.  We have reserved 1,500,000 shares of common stock for issuance under the Plan with an annual increase in shares of 50,000 as of January 1 of each year; commencing January 1, 2012.  The fair value of the option grants were estimated at the date of the grants using the Black-Scholes option pricing model with the following assumptions: expected volatility of 233.73% - 248.63%, a risk free rate of 0.84% - 1.15%, and an expected life of 4 - 10 years for the period ended September 30, 2012.

There were 103,513 authorized shares available under the Plan, and there were options to purchase 807,281 shares of stock exercisable, with a remaining contractual term of 10 years at September 30, 2012.  The weighted average grant date fair value of stock options granted during the quarter ended September 30, 2012 was $0.53.  The weighted average exercise price of stock options granted and exercisable is $0.56 on September 30, 2012.  The aggregate fair value of options vested on September 30, 2012 is $170,342.  Unvested options amounted to $263,227 at September 30, 2012 and there were 20,000 options forfeited with a value of $7,655, none exercised, or expired during the quarter ended September 30, 2012.

At September 30, 2012 there was $762,430 of aggregate intrinsic value of outstanding stock options, including $512,137 of aggregate intrinsic value of exercisable stock options.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of third quarter 2012 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of September 30, 2012.  This amount changes based on the fair market value of the Company’s stock.

The Company had $263,227 of total unrecognized compensation cost related to unvested stock options at September 30, 2012, which is expected to be recognized over a weighted average period of 7 years.

Warrants – Consulting Agreements

During the third quarter of 2012, Entia’s board of directors agreed to a special price to current holders of warrants and/or options.  If they committed to exercising their warrants/options, Entia would allow them to convert at $0.40 per share.  This special price was effective only through July 31, 2012.  There were a total of 222,500 warrants exercised for proceeds of $89,000.  $30,000 was received in cash during third quarter 2012 with the remaining $59,000 was exercised by receiving short-term notes with interest ranging from 6% to 20% due before April 2013.

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

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.  In determining the fair value of warrants, we employed the following key assumptions during the periods ended September 30:

	2012	2011
Risk-Free interest rate	0.84% - 1.08%	1.27 - 2.80%
Expected dividend yield	0%	0%
Volatility	202.65% - 264.48%	183.17 - 187.30%
Expected life	5 - 7 years	4 - 10 years
Weighted-average Black-Scholes value of warrants granted	$0.56	$2.60

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

Entia calculated the deferred rent amount related to the long-term lease agreement and determined that the amount to accrue would be immaterial to the financial statements, and thus, decided not to record or disclose this amount.

NOTE 11 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

For the three months ending September 30, 2012, approximately 46.0% of our net sales were to four customers compared to approximately 50.9% for the three months ending September 30, 2011  For the nine months ending September 30, 2012, 52.6% of our net sales were to four customers compared to 48.7% at September 30, 2011.  As of September 30, 2012, accounts receivable for these customers accounted for approximately 68% of total accounts receivable as compared to 36% at December 31, 2011.

Vendor Concentrations

For the three months ending September 30, 2012, approximately 76.3% of our purchases were made from two vendors as compared to approximately 74.7% for the three months ending September 30, 2011. For the nine months ending September 30, 2012, 61.5% of our purchases were made from two vendors as compared to 71.3% for the nine months ending September 30, 2011.

NOTE 12 – SUBSEQUENT EVENTS

There have been no subsequent events as of the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Entia Biosciences, Inc. (also referred to as “Entia” or "the Company") is an emerging biotechnology company that has acquired the exclusive world-wide rights to the genetic transporter for Ergothioneine (Ergo), a powerful amino acid that Entia believes is essential to life.  Ergo cannot be synthesized by mammals but is acquired exclusively from the diet and carried by this unique and specific transporter (human gene symbol SLC22A4) to cells throughout the body.  Research studies started during 2011 by Entia have confirmed significant transporter activity in diabetes, arthritis and other serious non-communicable chronic conditions, suggesting an important physiologic roll for Ergo in diseases afflicting millions of people world-wide.

Initially discovered in the early 1900’s, Ergo is a little known antioxidant that is found in naturally high concentrations almost exclusively in mushrooms and other fungi.   Ergo is transferred directly from these sources into the soil where it is taken up by plants and grazing mammals.  For thousands of years, our hunter/gatherer genetics have relied on this process to help maintain adequate levels of Ergo in our blood to fight oxidative stress, DNA damaging free radical reactions, and the onset and progression of disease.   Entia theorizes that during the past century the introduction of modern agricultural practices (chemical fertilizers/insecticides and over tilling of the soil) have been gradually eradicating mushrooms from our farmland and depleting Ergo from the food supply.   During this same period, our dietary habits have been changing (chemical additives and heavily process foods) which Entia believes is further accelerating Ergo deficiency in the general population around the world and may explain the dramatic increase we are now seeing in diabetes, arthritis, neurodegenerative, and other debilitating diseases.

Ergocalciferol (Vitamin D2) is another genetically-required nutrient found in naturally high concentrations in mushrooms.  Considered essential to life, Vitamin D is a powerful antioxidant that can be ingested from vegetation (D2) and/or synthesized by skin exposure to sunshine (D3) to maintain a healthy immune system and regulate cell differentiation and growth.   Recognized as a common factor in obesity, which affects more than 25% of the US population and 10% of total US medical spending, Vitamin D deficiency is now being linked with a growing number of serious conditions including diabetes, cancer, heart and bowel disease, mental illness, osteoporosis, and Multiple Sclerosis.  Health Canada estimated in 2010 that Vitamin D deficiency affects >85% of all Canadians and normalization could lower the death rate by 16.1% and economic burden by $14 billion/year.  Entia acquired the exclusive rights to technology in 2009 that dramatically increases Vitamin D2 levels in mushrooms using pulsed ultraviolet light, naturally boosting IUs/gram by more than 1000% within seconds.

Entia’s commercialization strategy for this technology is to develop and scientifically validate the benefits of proprietary medical food products, functional ingredients, nutritional supplements and other products containing Ergo and/or Vitamin D2.   Unlike Vitamin D, there are currently no commercially available diagnostic tests that can measure Ergo levels.  Entia believes that its commercialization strategy will be significantly enhanced if it can help to accelerate introduction of a cost effective method of baseline testing to determine deficiency levels in the general population and confirm the need for supplementation with the company’s medical food products.

The non-therapeutic market for consumer “wellness” (vitamins and nutritional supplements) is booming and expected to continue its healthy growth.  Nearly three-quarters of American adults report using dietary supplements, and the market is currently worth nearly $30 billion in the U.S.   Entia believes that the emerging therapeutic market for supplementation (medical foods and functional ingredients) could be much larger in the next decade as the benefits of the technology become more broadly understood and accepted.  The U.S. nutraceutical market is expected to be worth more than $4 billion by 2015, with compound annual growth of 8% from 2011 to 2015.  Additionally, the functional food and drink market is outpacing conventional food and drinks globally by about 4% per year.

Results of Operations for the Three and Nine Months ended September 30, 2012.

Revenues and Cost of Goods Sold:

	For the Three Months Ended September 30,		Change
	2012	2011	$	%
Revenues	$ 72,604	$ 108,566	$ (35,962)	-33.1%
Cost of Goods Sold	23,611	15,128	8,483	56.1%

	For the Nine Months Ended September 30,		Change
	2012	2011	$	%
Revenues	$ 263,255	$ 309,309	$ (46,054)	-14.9%
Cost of Goods Sold	$ 61,738	$ 100,744	$ (39,006)	-38.7%

Revenues.  Revenues are generated primarily from the sale of our mushroom-based nutraceutical dietary supplement products.  The 33.1% decrease in revenues for the three months ending September 30, 2012 from 2011 was due to the mix of product sales and overall sales decrease during the periods presented.  The 14.9% decrease for nine months ended was due to the large decrease in revenues during the first and third quarter of 2012 as compared with the first and third quarter of 2011.

Cost of Goods Sold.   Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for the three months ended September 30, 2012 increased from 2011 due to a more accurate costing system being implemented for our product during 2012.  The decrease in cost of goods sold for the nine months ending September 30, 2011 is due to increased efficiencies at producing product, inventory management and the ability to produce most of the product in-house instead of subcontracting it to third parties.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses:

	For the Three Months Ended September 30,		Change
	2012	2011	$	%
Advertising & promotion expenses	$ 11,420	$ 11,419	$ 1	0.0%
Sales Commissions/consulting fees	40,206	45,057	(4,851)	-10.8%
Professional fees	33,717	60,986	(27,269)	-44.7%
General and Administrative expenses	193,676	101,318	92,358	91.2%

	For the Nine Months Ended September 30,		Change
	2012	2011	$	%
Advertising & promotion expenses	$ 20,862	$ 82,110	$ (61,248)	-74.6%
Sales Commissions/consulting fees	197,406	358,703	(161,297)	-45.0%
Professional fees	115,021	223,460	(108,439)	-48.5%
General and Administrative expenses	667,240	484,462	182,778	37.7%

Advertising and promotional expenses.  These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The decrease from 2011 is due to the decrease in advertising expense by using web-based options that occurred during third quarter 2011.

Sales Commissions/Consulting fees.  These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology and marketing management services.  The decrease in these expenses from 2011 was due to the smaller amount of costs incurred to compensate third party consultants for services in third quarter 2012 and the reduction in sales persons within the company.

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

Significant changes in the number of employees

As of September 30, 2012, we have seven employees, Marvin S. Hausman, M.D., our Chief Executive Officer, Devin Andres our Vice President, three other full and part-time employees and two paid interns.  As our operations expand we anticipate the need to hire additional employees, and contract with additional consultants; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

At September 30, 2012, cash totaled $14,698, compared to $16,639 at December 31, 2011.  The primary reasons for the net decrease in 2012 are described below.  Working capital was $(708,638) at September 30, 2012, compared to $(291,271) at December 31, 2011.  The change in working capital was due primarily to the maturity date of most of our debt and decrease in cash.  The net change in cash and cash equivalents for the periods presented was comprised of the following:

	For the Nine Months Ended September 30,
	2012	2011	Change
Net cash provided by (used in)
Operating activities	$ (169,789)	$ (185,740)	$ 15,951
Investing activities	(72,221)	(30,193)	(42,028)
Financing activities	240,069	158,843	81,226

Operating Activities.  The increase in net cash flows used from operating activities was due primarily to a smaller net loss from operating activities and an increase in accounts payable and accrued expenses during the nine months ended September 30, 2012.

Investing Activities.  The increase in net cash flows used from investing activities was due primarily to acquisitions of patents and patents pending and purchase of fixed assets.

Financing Activities.  The increase in net cash flows from financing activities was due primarily to proceeds from the issuance of Series A Preferred Stock and proceeds from sales of common stock.

Future Liquidity.  We have a history of incurring net losses and negative operating cash flows.  We are also deploying new technologies and continue to develop commercial products and services.  Based on our cash on hand, income from operations and the degree to which our burn rate can be reduced while continuing operations, management believes it has sufficient funds to remain operational through December 2012.

We expect our revenues to increase in the fourth quarter of 2012.  Notwithstanding, we anticipate generating losses in 2012 and therefore we may be unable to continue operations in the future.   In order for us to continue as a going concern and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  We have successfully negotiated an extension on all of our debt that was maturing on June 30, 2012 for one year.  We will require additional capital of at least approximately $392,500 to repay debt maturing on June 30, 2013 and we intend to raise the monies by undertaking one or more equity private placements.  We may also pursue re-negotiation and re-structuring of the debt.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction in operating costs could jeopardize our ability to launch, market, and sell new nutraceutical supplement products necessary to grow and sustain our operations.

Subsequent Events

There have been no subsequent events as of the date of this filing.

Going Concern

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At September 30, 2012, we had cash and cash equivalents of $14,698.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through December 2012.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2011, Item 9A filed on March 30, 2012 still exist, and therefore our disclosure controls and procedures were not effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

As of September 30, 2012, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Part II.OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have undertaken a private placement of convertible preferred stock for $1.5 million.  During the third quarter 2012, 4,600 shares of preferred stock were issued with a value of $23,000 for cash.  During the second quarter 2012, 6,800 shares of preferred stock were issued with a value of $34,000 for cash.  10,000 shares of preferred stock were issued with a value of $50,000 for extinguishment of a $10,000 note, for services valued at $35,000 and $5,000 cash.  In addition, 5,000 shares were issued for cash from a related party.  Each preferred share is convertible into 10 shares of common stock.  The issuance of the preferred shares was exempt from registration based on Regulation D, Rule 506 and Section 4(2) and under the Securities Act.

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

Entia Biosciences, Inc.

November 14, 2012	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)