Form 10-K
period 2012-12-31
Entia Biosciences, Inc.
filed 2013-04-01
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012.
OR
[ ]	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

000-52864

(Commission file number)

Entia Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-0561199
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

13565 SW Tualatin-Sherwood Rd, Sherwood, OR 97140

(Address of principal executive offices)

(509) 427-5132

(Registrant’s telephone number)

N/A

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

Large accelerated filer [  ]      Accelerated filer [  ]      Non- accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [  ]   NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $2,379,080 based on the stock market price of the company’s shares on June 30, 2012.  Shares of common stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of the issuer’s common stock as of April 1, 2013: 7,444,591 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Report on Form 10-K and the documents incorporated by reference include “forward-looking statements.” To the extent that the information presented in this Report on Form 10-K discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “expects,” “plans” and “proposes”.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections of this Report on Form 10-K.  These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements.  When considering forward-looking statements in this Report on Form 10-K, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis” sections below, and other sections of this Report on Form 10-K.

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  It is important to note that our actual results could differ materially from those included in such forward-looking statements.  There are many factors that could cause actual results to differ materially from the forward-looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 15 of this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1.  Business

Background

Entia Biosciences, Inc. (“Entia”) is a biotechnology company that has acquired the exclusive worldwide rights to the genetic transporter for L-Ergothioneine (Ergo), a powerful amino acid that Entia believes is essential to life.  Ergo cannot be synthesized by mammals but is acquired exclusively from the diet and carried by this unique and specific transporter (human gene symbol SLC22A4) to cells throughout the body.  Research studies started during 2011 by Entia have confirmed significant transporter activity in diabetes, arthritis and other serious non-communicable chronic conditions, suggesting an important physiologic role for Ergo in diseases afflicting millions of people world-wide.

Entia Biosciences, Inc. is an authority on the clinical effects of oxidative stress and free radical reactions.  We have been researching and patenting the benefits of L-Ergothioneine (Ergo) and Ergocalciferol (Vitamin D2), two powerful and genetically important antioxidants that are found in naturally high concentrations almost exclusively in mushrooms.   Mushrooms and other fungi have been/were a staple in the hunter/gatherer diet and an important source of these vital nutrients.  Entia believes deficiencies of Ergo and/or Vitamin D may be a causative and/or accelerating factor in the explosive growth of diabetes and other serious diseases that we are now facing.

Our Business

Entia is engaged in the discovery, scientific evaluation and marketing of natural formulations that can be used in medical foods, nutraceuticals, cosmetics and other products developed and sold by Entia and by third parties.  Our current portfolio of products utilize our ErgoD2® food-based formulations, which are 100% USDA certified organic, are naturally rich in the potent antioxidants L-Ergothioneine and Ergocalciferol (vitamin D2), and are enhanced utilizing Entia’s patented UV light technology to naturally increase Ergocalciferol levels by as much as 800%.  Entia’s proprietary formulations provide multiple health benefits for both humans and animals and address multi-billion dollar markets for inflammation control, immune system support, reproductive health, neurodegenerative disease  and other applications for health, beauty, and agriculture.

ErgoD2® formulations contain a proprietary blend of specialty mushrooms that are non-toxic and generally accepted as safe for consumption by humans and animals.  These mushrooms are organically produced by multiple growers in North America for sale to high-end grocery stores and restaurants.  Entia dries and mills these mushrooms into powder so they can be blended, enhanced, encapsulated and packaged into Entia and third-party branded products.   As demand for ErgoD2® ingredients and encapsulated products has continued to expand, we have brought all of the manufacturing processes in-house to maintain or improve our margins, quality control, and production efficiencies.

Entia is currently developing and scientifically validating a line of medical food products that we intend to offer under the ErgoD2® brand to institutional customers (i.e. dialysis and diabetes centers) and other potential high-volume users in the health care market.  During 2011 and 2012, we concluded several animal studies to validate the safety and efficacy of our ErgoD2® formulation, including a successful LD-50 toxicity study and studies with Massachusetts General Hospital in Parkinson’s disease.  We intend to conduct other studies in these and other debilitating diseases, with the expectation that one or more ErgoD2® medical foods will be brought to market during 2013.  During the first quarter of 2012, we announced our initial medical product offerings would be ErgoD2® “Hemo,” which naturally elevates the blood cell counts in patients with anemia and regulates the insulin sensitivity of patients with diabetes, and ErgoD2® “HSN,” which encourages hair growth in patients with alopecia. Other medical foods are in the development pipeline.

Through our wholly owned subsidiary Total Nutraceutical Solutions, Inc. (TNS), we currently market nutraceutical products under the GROH® and SANO™ brands directly to consumers online and indirectly through leading hair salons and other resellers in North America.  TNS currently offers  three dietary supplement products: ImmuSANO®, which balances cellular function and promotes a stronger immune system;  GlucoSANO®, which maintains more normal cellular metabolism and stabilizes blood sugar; and GROH®, which has been designed to nutritionally support hair and nail growth and health.  We intend to commence a clinical study of the GROH® supplement later in 2013 to quantify the amount and quality of hair and nail growth in a clinical setting.  In Q4 2012, TNS introduced a specialized line of cosmetic products, which were developed to compliment the GROH® -Healthy Hair & Nail supplements, into select test markets.  These cosmetic products utilize our ErgoD2® technology to form soaps and lotions which are applied topically by the consumer.  As brand awareness and market demand for our technology increases, we may expand our line of consumer offerings through the development or acquisition of complementary products (i.e. shampoos, conditioners, masks in the GROH® line).

Entia’s broad intellectual property portfolio currently includes patents, patent applications, and know-how covering the extraction, enhancement, application and clinical uses of natural and/or synthetic L-Ergothioneine and Ergocalciferol (Vitamin D2) alone or in combination.  Our research and development efforts are directed by a scientific advisory board (SAB) of respected experts from industry and academia who are thought leaders in fields critical to Entia’s success in the marketplace. Co-Chairmen of the SAB are Dr. Marvin S. Hausman, MD, President and CEO of Entia, and Dr. Paul M. Vanhoutte, MD, PhD, an internationally recognized cardiologist and research scientist.

The science of food-based biotechnology and personalized nutritional healthcare with natural products is in its infancy and Entia intends to become a technological leader within the institutional food sciences and supplementation markets.  A revolution in nutritional science is occurring with the new field of Nutrigenomics taking center stage and Entia’s vision is to play a major role in this rapidly evolving field.  Nutrigenomics is the study of the effects of foods and food constituents on gene expression as well as how an individual reacts with food and nutritional factors based on one’s genetic makeup.  The objective is to create personalized nutrition and the potential control of chronic debilitating diseases including early aging.

Entia’s research and product development in the field of Nutrigenomics specialize in nutrients found in whole natural foods.  Our primary focus has been L-Ergothioneine (Ergo) and Ergocalciferol (Vitamin D2), which are both found in naturally high concentrations almost exclusively in mushrooms.  Research conducted by Entia and others has shown that these antioxidants help to regulate toxic free radicals that can damage DNA and the immune system and provide a host of other benefits.  Both are available for human consumption in synthetic form, but Entia research shows that these nutrients are significantly more effective when consumed from the whole food source, similar to Vitamin C extracted from citrus fruits, because they are accompanied by natural cofactors not present in the synthetic form.   Entia has been developing methods of naturally enhancing and extracting these two whole food nutrients and is conducting animal studies and human clinical trials to validate their effectiveness.

Entia Formulations

Entia’s ErgoD2® formulations utilize organically cultivated specialty mushrooms available from a number of domestic and international suppliers.  Research conducted by Entia has confirmed that certain species of specialty mushrooms contain higher concentrations of Ergo and Vitamin D2 than the standard white, brown, and Portobello species typically found on the shelves of grocery stories.  The raw mushroom fruit bodies are dried, milled into powder, and then blended and/or enhanced using Entia’s proprietary UV light enrichment process.  The enriched powder can then be packaged in bulk as a functional ingredient for use in third-party products or encapsulated for use in Entia branded medical foods and dietary supplements.  The manufacturing process is 100% USDA certified organic and is being performed in-house by Entia technicians.  Management intends to expand its manufacturing volumes and efficiency as revenue and funding allow.

Entia has also developed extraction methods for the enhanced mushroom powder which organically separates the Ergo and other water-soluble cofactors from the D2, chitin-glucans and other solids.  These extracted ingredients can then be used in supplements, cosmetics, and other applications.

Vitamin D2

Vitamin D is an essential antioxidant that is frequently called the sunshine vitamin. Vitamin D can be manufactured in mammals through skin exposure to sunlight or ingested from the diet.  Like Ergo, sufficient levels of Vitamin D are vital to upkeep of a strong immune system and cell proliferation and differentiation.  Deficiency has been linked to various health problems including hair loss, obesity, diabetes, cancer, heart disease, inflammatory illnesses, depression, multiple sclerosis, and other neurodegenerative diseases.

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

L-Ergothioneine (Ergo) is a naturally occurring amino acid and master antioxidant that mammals are incapable of producing.   Thankfully, the body has a genetic transporter (ETT) which carries Ergo from the diet to cells throughout the body.  The dedication of a specific genetic transporter exclusively to this important nutrient is not well understood but suggests a critical physiologic role for Ergo.

In 2011 and 2012, Entia identified an antibody that can be used to detect transporter activity in a wide variety of normal and diseased human and animal tissues using immunohistochemistry (IHC).   Research has confirmed high concentrations of the transporter in several serious non-communicable chronic conditions and at the sites of rapidly dividing cells (macrophages and stem cells) suggesting the body genetically requires Ergo to prevent/repair damage from free radicals and to support the production of healthy cells.

Branded Products

We have developed several commercial products that utilize our proprietary formulations and enhancement, extraction, and concentration technologies.  As the market’s understanding and acceptance of these new products expand, we may sell or license them to third parties that agree to purchase the formulations from Entia exclusively.

Institutional Products

Entia intends to commercialize its technology through the sale of branded medical foods, functional ingredients, dietary supplements, and other products containing Ergo, Vitamin D2, and potentially other important nutrients in the future.  Medical foods are an FDA classification, defined as a food formulated to manage a specific disease or condition, and are subject to the FDA’s monitoring and approval process.  However, medical foods are not subject to the more expensive multi-year drug approval process because they are not considered drugs.  Entia’s line of ErgoD2® medical food products are in the clinical trial phase and have not yet been launched.  To meet the FDA’s medical food requirements, Entia must complete at least two independent clinical studies that confirm product efficacy before it can be marketed as a therapeutic.  The initial ErgoD2® product pipeline currently consists of three medical food products:

ErgoD2 Hemo™, which treats diabetes and anemia, is projected to be commercially available in 2013 following completion of the multi-site trials in the Caribbean.  ErgoD2 Hemo™ is a proprietary formulation that naturally increases insulin sensitivity, improves blood cell counts and hemoglobin levels, and potentially reduces or delays the need for costly diabetic and dialysis drugs and the risks of potential side effects from these therapies.

ErgoD2 Flex-RA™, which treats rheumatoid arthritis and osteoarthritis, is expected to be launched later in 2013 or 2014 following human studies.  ErgoD2 Flex-RA™ modifies the auto-immune response, protects and repairs joint tissues, and supplies natural antioxidants to decrease and neutralize toxic free radicals related to inflammation.

ErgoD2 HSN™ (“Hair, Skin, Nails”), which treats alopecia and psoriasis, is also expected to be launched in 2013 or 2014 after human studies.  ErgoD2 HSN™ delivers Ergo directly to fibroblastic stem cells, promoting more rapid and healthy cell duplication and regeneration.  The product additionally increases insulin sensitivity, which simultaneously stimulates growth and prevents hair loss.

Entia is also planning the future release of other medical food products for neurodegenerative conditions (ErgoD2 Neuro™), traumatic brain injury and post-traumatic stress disorder (ErgoD2 Traum™), provided study partners and funding can be identified during 2013.

Consumer Products

Entia’s wholly-owned subsidiary Total Nutraceutical Solutions (TNS) markets consumer-oriented over-the-counter versions of Entia’s medical foods and creates other products using Entia’s functional ingredients for general wellness, beauty, and other applications. These non-therapeutic products (dietary supplements, cosmetics) are sold under the TNS brand and are not subject to the same FDA oversight as Entia’s medical foods which are allowed to make claims of efficacy. The TNS supplements are currently being sold online and through a limited number of resellers.  TNS supplements are vegan, made with organic whole food ingredients, and are free of harmful chemicals, dyes, and extracts.

ImmuSANO®, which supports a healthy immune system and controls inflammation

FlexSANO™, which provides advanced joint support

GlucoSANO®, a formula that supports healthy blood glucose metabolism

NeuroSANO®, which supports brain health

TNS Vitamin D™, organic vegan Vitamin D2

Our bestselling consumer product is the GROH® dietary supplement, an over-the-counter version of ErgoD2® HSN™ that supports healthy hair, skin, and nails.  GROH® has seen outstanding sell-through at a limited number of major salon chains who have been placing restocking orders every month.  The testimonials from these customers have generated significant interest from other prospective resellers.  We have been asked to consider expanding our GROH® product line to include topical face, skin and scalp applications to increase the number of Ergo-rich beauty products salons can offer to their customers.  These expanded product offerings have been developed and will be available in 2013.

Research Agreements and Sponsored Research on the Nutritional Value of Mushrooms

The dramatic growth in consumer demand for organic nutritional and nutraceutical products over the past decade has created an opportunity for companies to offer new and upgraded products to address this demand.  Our scientific strategy is to supply modern scientific and medical technology to better understand and promote the medicinal and other benefits found in natural whole foods.  We contract with leading food technologists at major scientific universities to identify and quantify the key bionutrients and antioxidant components of specific foods.  Once the components have been identified we design and implement outsourced studies that validate the health benefit of our formulations and the products that contain them.  Entia additionally invests in research and development of proprietary extraction, concentration, and delivery technologies for use with its formulations.

Marvin S. Hausman, M.D., our President, CEO and Chairman of the Board, since 2006, has developed certain intellectual property pursuant to research agreements with Pennsylvania State University (PSU) dated May 1, 2006 and May 20, 2006.  These research endeavors resulted in the filing of two patent applications.  Exclusive Agreements related to these research developments and patent applications were also negotiated and signed with PSU including the use of pulsed UV light to enhance the Vitamin D levels in mushrooms by more than 1000%.

During 2009 and 2010, Entia funded studies performed under contract with Model BioSystems, Inc. of San Clemente, California and Bangalore, India to evaluate the antioxidant and bionutrient properties of common and specialty mushrooms.  A fruit fly model (“Drosophila melanogaster”) was used to study biologic survival, suppression of oxidative/inflammatory stress, and suppression of Alzheimer’s disease.  In the study, unenriched and vitamin D2 enriched mushroom dried powders were evaluated, as well as the efficacy of pure Vitamin D2 and D3.  Positive clinical findings resulted in the filing of three provisional patents.  Marvin S. Hausman MD, our President and Chief Executive Officer, who assisted in design of the clinical studies, wrote and filed the provisional patents and subsequently assigned the provisional patents to Entia.  Positive additional clinical data plus consolidation of the three provisional patents allowed the filing of a new patent on September 21, 2010 entitled “Vitamin D2 Enriched Mushrooms and Fungi For Treatment of Oxidative Stress, Alzheimer’s Disease and Associated Disease States.”

During 2011 and 2012, Entia engaged Lifespan Biosciences to identify an antibody that could be used to detect transporter activity in a wide variety of normal and diseased human and animal tissues using immunohistochemistry (“IHC”).  The research confirmed high concentrations of the transporter in several serious non-communicable chronic conditions and at the sights of rapidly dividing cells (macrophages and stem cells) suggesting the body genetically requires Ergo to prevent/repair damage from free radicals and to support the production of healthy cells.

Patent License and Acquisition Agreements

In November 2008, we acquired an exclusive option to license the vitamin D2 patent entitled “Methods of Use and Rapid Generation of Vitamin D2 from Mushrooms and Fungi Using Pulsed UV-light.” from The Penn State Research Foundation (PSRF).  On June 9, 2010, Entia exercised the option and licensed the vitamin D2 patent from PSRF.  Under the Exclusive License Agreement with PSRF, Entia undertook to pay a royalty on net sales of dietary supplements and nutraceutical or medical foods products utilizing the patented technology.  Entia has accrued royalty expense in the amount of $7,496 since inception and $4,191 has been paid.  Entia also undertook to pay the costs of filing, prosecuting and maintaining and defending the licensed patent and undertook to obtain and carry commercial general liability insurance for not less than $1 million per occurrence for personal injury or death once it begins to manufacture products based on the patented technology.

On November 10, 2009, Entia acquired rights to a patent entitled “Use of Ergothioneine as a Preservative in Foods and Beverages.”  The transfer of the patent to Entia was subject to an “Assignment and Assumption” agreement between Dr. Philip Sobol, Dr. Robert Beelman, and Dr. Marvin Hausman.  Under that agreement, Entia agreed to issue a maximum of 150,000 shares of common stock to the assignors upon the first to occur of the following events:  upon issuance of the patent in the U.S. (100,000 shares), upon issuance of the patent in the first European Union jurisdiction (50,000 shares), if Entia enters into a license agreement for the patent with any third party (150,000 shares), or upon the successful commercialization of any product or technology covered by the patent (50,000 shares).  Upon the successful commercialization of any product or technology covered by the patent, Entia will grant to assignors a royalty equal to 3% of net sales of any such product or technology and/or 20% of any sublicensing payments if the patent is sublicensed.  The patent was issued in Canada in February 2011 and 100,000 shares were issued on April 27, 2011.

On March 9, 2010, Entia acquired from the University of Cologne, Cologne, Germany, an exclusive license agreement on the invention entitled “Ergothioneine Transporter.”  The license comprises the patent application entitled; “Identification of Ergothioneine Transporter and Therapeutic Uses Thereof.”  This transporter is present in human cells, especially red and white blood cells, and can efficiently move the antioxidant L-Ergothioneine (ERGO) across cell membranes.

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

PCT/US 2008/056234 Serial number 12/529,859 entitled “Use of Ergothioneine as a Preservative in Foods and Beverages” inventors Beelman, R.B. and M. Hausman, PCT filed on March 7, 2008.  Assigned to Entia on November 10, 2009 by Hausman, Beelman, and Sobol.  Issued in the Nation of Canada in 2011.

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

Patent application No. PCT/EP 2005/005613 entitled; “Identification of Ergothioneine Transporter and Therapeutic Uses Thereof.” Filed on May 24, 2005, US Patent ApplicationNo. 11/569,451 filed on June 25, 2007.  On March 9, 2010 Entia acquired from the University of Cologne, Cologne, Germany, an exclusive license agreement to this patent application.  Issued in the Nation of Canada in 2012.

Production, Distribution and Marketing

In 2012, Entia began to integrate the enrichment, encapsulation and bottling process of its supplement products into its manufacturing, fulfillment and operation center located in Sherwood, Oregon.

We currently market our products directly to the consumer utilizing, reseller distribution programs, internet marketing, and commission sales people.  Fulfillment and distribution is performed at our facility in Sherwood, OR.

We utilize several methods of product distribution including: independent retail outlets, email-marketing, and a limited independent, commissioned sales force.  We have a sales agency agreement in place Koch International (South Korea), and Exclusive distribution agreements have been signed with Caribbean International Medical (Aruba, Curacao, Bonaire, Suriname and other Caribbean jurisdictions.  We maintain our inventory and ship the products from our office in Sherwood, OR.

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

Industry

The nutritional supplements industry is intensely competitive.  It includes companies that manufacture and distribute products which are generally intended to enhance the body's performance as well as to enhance well-being.

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

The market is highly sensitive to the introduction of new products thus management has positioned Entia as an emerging biotechnology company with collaborative research projects at major universities, including but not limited to Massachusetts General Hospital, Boston, MA, Pennsylvania State University, State College, Pennsylvania and University of Cologne, Cologne, Germany.  This position has allowed Entia to obtain a significant portfolio of intellectual property, which is being utilized to secure the manufacturing process and the intended application of our new products.  Furthermore, we will align our products, when advantageous, to take advantage the protection granted under the Orphan Drug Act, which allows for the development of medical foods to treat specific disease conditions.  This approach will decrease many of the barriers to entry and facilitate Entia’s ability to bring new innovative products to market.

Government Regulation

The term “medical food” means a food which is formulated to be consumed or administered internally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation. See 21 U.S.C. § 360ee(b)(3).

Although Congress provided a statutory definition for medical foods, the legislative history of the Orphan Drug Amendments does not discuss the definition and, therefore, does not provide any further information regarding the types of products that the definition was intended to cover.

In the Nutrition Labeling and Education Act of 1990 (“NLEA”), Congress incorporated the definition of medical foods contained in the Orphan Drug Amendments of 1988 into 21 U.S.C. § 343(q)(5)(A)(iv) of the FDCA and exempted medical foods from the nutrition labeling, health claim, and nutrient content claim requirements applicable to most other foods. The final rule on mandatory labeling (58 FR 2079 at 2151, January 6, 1993) exempted medical foods from the nutrition labeling requirements and incorporated the statutory definition of a medical food into the agency’s regulations in regulation 21 C.F.R. § 101.9(j)(8). The FDA enumerated criteria that were intended to clarify the characteristics of medical foods. The regulation provides that a food may claim the exemption from nutrition labeling requirements only if it meets the following criteria in § 101.9(j)(8):

•

It is a specially formulated and processed product (as opposed to a naturally occurring foodstuff used in its natural state) for the partial or exclusive feeding of a patient by means of oral intake or enteral feeding by tube;

•

It is intended for the dietary management of a patient who, because of therapeutic or chronic medical needs, has limited or impaired capacity to ingest, digest, absorb, or metabolize ordinary foodstuffs or certain nutrients, or who has other special medically determined nutrient requirements, the dietary management of which cannot be achieved by the modification of the normal diet alone;

•

It provides nutritional support specifically modified for the management of the unique nutrient needs that result from the specific disease or condition, as determined by medical evaluation;

•

It is intended to be used under medical supervision; and

•

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

FDA stated in the November 1996 withdrawal notice that “in some cases the preambles of [withdrawn proposals] may still reflect the current position of FDA on the matter addressed. Anyone unsure whether a statement in one of the preambles reflects the agency's current thinking should contact FDA.” 69 Fed.Reg. 68831 at 68832. Any such application of a withdrawn FDA “proposed rule” in an enforcement action is void ab initio. FDA may not use a withdrawn rule as a tool, camouflaged as a lawful rule, under the Administrative Procedures Act (APA), to impose legally enforceable rules upon industry. In doing so, FDA violates the APA’s rulemaking and adjudication provisions. 5 USC § 553 et al.

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

Finally, the Dietary Supplement Health and Education Act (“DSHEA”) expanded the FDCA definition of dietary supplements to include herbs, amino acids, and any other “dietary substance for use by man to supplement the diet by increasing the total dietary intake.” 21 U.S.C. 321(ff). By including such substances in its definition of dietary supplements, DSHEA brought these supplements under the protection of the Proxmire Amendment, preventing the FDA from classifying such supplements as drugs. 21 USC § 350. DSHEA struck the down the FDA’s 1993 proposed rule (58 Fed. Reg. 33690-33700) that had suggested regulating amino acids, herbs, and other supplements as food additives and drugs, and declared it null and void. See DSHEA, Pub. L. No. 103-417, sec. 3(b)(3), 201(s), 108 Stat. 4325, 4328, 4332. It follows that medical foods, subject to 21 USC § 350(c)(1)(B)(ii), could also be considered to be dietary supplements and are also protected under the Proxmire amendments. 21 U.S.C. § 321(ff)(3)(B).

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

In the United States, the formulation, manufacturing, packaging, storing, labeling, advertising, distribution and sale of products are subject to regulation by various governmental agencies, which include, among others (i) the Food and Drug Administration (“FDA”), (ii) the Federal Trade Commission (“FTC”), and (iii) the Consumer Product Safety Commission.  The most active regulation has been administered by the Food and Drug Administration, which regulates the formulation, manufacture and labeling of products pursuant to the Federal Food, Drug and Cosmetic Act (“FDCA”) and regulations promulgated thereunder.  Most importantly, the FDA has guidelines under the DSHEA to enable the manufacturing, advertising, marketing, and sale of dietary supplements.  In addition, the FTC has overlapping jurisdiction with the FDA to regulate the interstate labeling, promotion, advertising and sale of dietary supplements, over the counter drugs, and foods.

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

The FDCA has been amended with respect to dietary supplements by the Dietary Supplement Health and Education Act of 1994.  The DSHEA provides a statutory framework governing the safety, composition and labeling of dietary supplements.  It regulates the types of statements that can be made concerning the effect of a dietary supplement.  The DSHEA generally defines the term “dietary supplement” to include products that contain a “dietary ingredient” which may include vitamins, minerals, herbs or other botanicals, amino acids, and metabolites.  Under the DSHEA, a dietary supplement manufacturer is responsible for ensuring that a dietary supplement is safe before it is marketed.  Under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA.  On the other hand, a new dietary ingredient (one not lawfully on the market before October 15, 1994), requires proof that it has been present in the food supply as an article used for food without being chemically altered, or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe.  With respect to products or supplements that are manufactured and distributed on our behalf, we intend to comply with and will endeavor to bring our operations into compliance with regulatory requirements relating to such products or supplements.  However, the FDA may not accept the evidence of safety for any new dietary ingredients that we may decide to use, and the FDA’s refusal to accept such evidence could result in regulation of such dietary ingredients as adulterated, until such time as reasonable expectation of safety for the ingredient can be established to the satisfaction of the FDA.

With respect to labeling, DSHEA permits “statements of nutritional support” for dietary supplements without FDA pre-approval.  Such statements may describe how particular dietary ingredients affect the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease).  A company making a statement of nutritional support must possess substantiating evidence for the statement, and disclose on the label that the FDA has not reviewed that statement and that the product is not intended to diagnose, treat, cure or prevent a disease.

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

Employees

We currently have six full-time employees. Our Chief Executive Officer, President and Acting Chief Financial Officer, Marvin S. Hausman, M.D., our Chief Operating Officer and Vice President Devin Andres (who also serves as President of TNS) have been employees since October 28, 2011.  In addition William Meyer, is head of Production, and we have three administrative employees. We utilize a number of part-time employees to manufacture and produce products.

Item 1A. Risk Factors.

Risk Factors Relating to Our Company

We have significant outstanding debt which we must repay with interest and limited cash flows from operations from which to repay debt.

We currently have aggregate debt in the principal amount of $480,500 with $138,000 of debt at 6% per annum interest and $342,500 of debt at 5% per annum.  Of this aggregate principal debt, $355,500 plus accrued interest is due on June 30, 2013, $50,000 plus interest was due on January 31, 2013, and $75,000 is due on December 31, 2013.  We are currently in negotiations with the note holder of the debt that matured on January 31, 2013, to negotiate an extension of the note that was due on January 31, 2013.  All of the debt is convertible into shares of our company at the option of the relevant payee.  Given that our revenues have not been sufficient to allow for repayment of this debt, we will likely have to undertake private placements of new debt or equity securities to repay these obligations.

We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations, including our debt, of which the principal amount of $50,000 was due on January 31, 2013, and $355,500 is due and payable on June 30, 2013, pay our significant accounts payable and accrued expenses of $654,919 and develop and sustain our operations could result in reducing or ceasing our operations.  If we are unable to raise sufficient funds from additional borrowing or private placements of equity securities to meet our debt obligations, we may default on that debt, leaving us unable to continue in business.  If we do not pay certain of our accounts payable, we may lose crucial services rendered to our company.  Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about our ability to continue as a going concern.

We expect losses in the future because we have generated limited revenue.

We have generated limited revenues and we expect losses over the next year since we have modest revenues to offset the expenses associated in executing our business plan.  As disclosed in this annual report on Form 10-K for the year ended December 31, 2012, our revenues decreased marginally from $403,338 for the fiscal year ended December 31, 2011 to $369,273 for the fiscal year ended December 31, 2012 with a net loss decreasing from $(1,729,103) for the fiscal year ended December 31, 2011 to $(1,264,148) for the fiscal year ended December 31, 2012.  We cannot guarantee that we will ever be successful in generating substantial revenues in the future or becoming profitable.  We recognize that if we are unable to generate substantial revenues, we will not be able to earn profits or continue operations as a going concern.  There is only a limited corporate history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

As discussed in the Notes to the Consolidated Financial Statements included in this annual report for our fiscal year ended December 31, 2012 we had a working capital deficit of $(864,921).  We had a net loss of $(1,264,148) for the year ending December 31, 2012 and an accumulated deficit of $(5,327,924) from inception (July 19, 2007) through December 31, 2012.

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

Our future profitability is uncertain.

We cannot predict our ability to reduce our costs or achieve profitability.  Our research and development expenses are expected to increase as we attempt to develop potential products.  As evidenced by the substantial net losses during 2012 and 2011, losses and expenses may increase and fluctuate from quarter to quarter.  There can be no assurance that we will ever achieve profitable operations.

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

In general, our products consist of regulated medical foods and certain consumer products which are classified in the United States as “dietary supplements” which we believe do not require approval from the FDA or other regulatory agencies prior to sale.  Although many of the ingredients in such products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, they may also contain innovative ingredients or combinations of ingredients.  Although we believe all of such products and the combinations of ingredients in them are safe when taken as directed, there is little long-term experience with human or other animal consumption of certain of these innovative product ingredients or combinations thereof in concentrated form.  The products could have certain side effects if not taken as directed or if taken by a consumer that has certain medical conditions.  In addition, such products have been proven to be more effective when taken in accordance with certain instructions which include certain dietary restrictions.  Therefore, such products may not be effective if such instructions are not followed.  Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects.  If any of such products were shown to be harmful or negative publicity resulted from an individual who was allegedly harmed by one product, it could hurt our business, profitability and growth prospects.

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

We are also subject to competition from many drug companies due to the fact that some of our products have what we believe to be health benefits that certain drugs are created to produce.

We are also subject to competition in the attraction and retention of employees.  Many of our competitors have greater financial resources and can offer employees compensation packages that are difficult for us to compete with.

We depend upon our executive officers and key personnel.

Our performance depends substantially on the performance of our executive officers.  Our President, Chief Executive Officer and acting Chief Financial Officer, Marvin S. Hausman, M.D, is the inventor of the process and formulas used to contract manufacture the future products to be sold by us.  We anticipate that he will be the developer of any additional products that we plan to add to our product line.  Our Vice President and Chief Operating Officer, Devin Andres, is responsible for our day-to-day operations.  The loss of services of our chief executive officer or our Vice President and COO could have a material adverse effect on our business, revenues, and results of operations or financial condition.  We do not maintain key person life insurance on the lives of our officers or key employees but have agreed to do so when our financial condition will allow.

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

Our ability to compete effectively depends, to a significant extent, on our ability to maintain the proprietary nature of our intellectual property.  There can be no assurance that the scope of the steps we take to protect all of our interests can’t be circumvented, or that it will not violate the proprietary rights of others, or that we will not be prevented from using our product if challenged.  In fact, even if broad enough, others may still infringe upon our rights, which will be costly to protect.  Furthermore, the laws of other countries may less effectively protect our proprietary rights than U.S. laws. Infringement of our rights by a third party could result in uncompensated lost market and revenue opportunities.

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

We are also constantly at risk that consumers and users of our products will bring lawsuits alleging product liability.  We are not aware of any claims pending against us that would adversely affect our business.  While we will continue to attempt to take what we consider to be appropriate precautions, these precautions may not protect us from significant product liability exposure in the future.  We currently do not have any product liability insurance and there can be no assurance that even if we were to attempt to obtain such insurance that we will be able to obtain, retain coverage or that this coverage will be cost-justified or sufficient to satisfy any future claims.  If we are sued, we may not have sufficient resources to defend against the suit or to pay damages.  A material lawsuit could negatively impact our business.

Our officers/directors own a significant interest in our voting stock which could limit the ability of the other shareholders to express their voice and result in decisions adverse to the interests of our general shareholders.

Our officers/directors, in the aggregate, beneficially own approximately or have the right to vote approximately 47.8% of our outstanding common stock.  As a result, these stockholders, acting together, could have the ability to control matters submitted to our stockholders for approval including:

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

Our articles of incorporation authorize us to issue up to 5,000,000 shares of preferred stock.  To date, we have issued an aggregate of 147,300 shares of Series A Preferred Stock, with each preferred share convertible into 10 shares of common stock. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval.  As a result, our board of directors could authorize the issuance of additional series of preferred stock that would grant to holders of such preferred shares preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock.  To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us.  In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters is located at 13565 SW Tualatin-Sherwood Road #800, Sherwood, OR 97140.  We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to relocate and secure additional office space.

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

OTC Bulletin Board (Symbol "ERGO")
Period	High (US $)	Low (US $)
First Quarter 2011	1.10	0.40
Second Quarter 2011	0.70	0.40
Third Quarter 2011	0.90	0.30
Fourth Quarter 2011	1.00	0.40
First Quarter 2012	0.71	0.51
Second Quarter 2012	0.49	0.23
Third Quarter 2012	0.36	0.36
Fourth Quarter 2012	0.50	0.50
These bid prices are estimates only, based on price graph information. These prices have been retroactively adjusted for the 10:1 reverse stock split effective on February 15, 2012.

(b) Holders of Common Stock

As of December 31, 2012, there were approximately 147 shareholders of record of our common stock with 7,444,591 total shares outstanding.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2012.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	1,202,099	$788,454	347,901
Total	1,202,099	$788,454	347,901

The Entia Biosciences, Inc. 2010 Stock Incentive Plan was adopted by the board of directors on September 17, 2010 and approved by the stockholders on October 21, 2010.  Initially 15 million shares were reserved for issuance under the Plan.  On January 1, 2012, 500,000 additional shares were automatically added to the shares reserved for issuance under the Plan, pursuant to an evergreen provision in the Plan.  On February 15, 2012, pursuant to a 1:10 reverse stock split the number of shares reserved for issuance under the Plan was reduced from 15,500,000 shares to 1,550,000 shares.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities that have not previously been disclosed in our periodic reports.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2012 or 2011.

Item 6. Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

Entia Biosciences, Inc. (Entia) is an emerging biotechnology company engaged in the discovery, formulation, production and marketing of functional ingredients that can be used in branded medical foods, nutraceuticals, cosmetics and other products developed and sold by Entia and third parties.  Our current portfolio of formulations includes ERGO D2, vitamin D, L-Ergothioneine and curcumin.  With the exception of our patent pending UV light enrichment process, which is performed at our Sherwood, Oregon facility, in 2011 we outsourced our manufacturing to third party contractors, including Columbia Nutritional Services, Inc. of Vancouver, Washington and NHK Laboratories, Inc. of Santa Fe Springs, California.

Through our wholly owned subsidiary Total Nutraceutical Solutions, Inc. (TNS), we currently market nutraceutical products under the Groh® and SANO™ brands direct to consumers online and through leading hair salons and other resellers in North America.  TNS currently offers  three natural organic nutraceutical mushroom dietary supplement products, ImmuSANO®, GlucoSANO®, and GROH®, which has been designed to nutritionally support hair follicles and nail beds.  ImmuSANOTM is designed to nutritionally address the needs of the immune system by balancing cellular function and promoting a stronger immune system.  GlucoSANOTM is designed to assist in maintaining more normal cellular metabolism and stabilizing blood sugar levels.  On May 27, 2011, we sold our EquiSANO™ equine product to FunGuys LLC, who is now an institutional customer of our ErgoD2® formulations.

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

Results of Operations for the year ended December 31, 2012 and 2011

Revenues and Cost of Goods Sold (in thousands, except percentages):

	For the Years Ended December 31,		Change
	2012	2011	$	%
Revenues	$ 369	$ 403	$ (34)	-8.4%
Cost of Goods Sold	107	133	(26)	-19.5%

Revenues.   Revenues are generated primarily from the sale of our mushroom based nutraceutical dietary supplement products.  The 8.4% decrease in revenues from 2011 was primarily due to increases in sales of our Groh to wholesale accounts, which is sold at a wholesale discount.

Cost of Goods Sold.    Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for 2012 decreased 36.8% from 2011 due to increased efficiencies in manufacturing and the distribution process during 2012.  Entia’s order outlook for 2013 is very good and we believe we can move a lot of product, thus reducing our reserve.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses (in thousands, except percentages):

	For the Years Ended December 31,		Change
	2012	2011	$	%
Advertising & promotion expenses	$ 33	$ 98	$ (65)	-66.3%
Sales Commissions/consulting fees	307	662	(355)	-53.6%
Professional fees	138	176	(38)	-21.6%
General and Administrative expenses	865	702	163	23.2%

Advertising and promotional expenses.    These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The decrease from 2011 for these expenses was due to our collaboration with the Direct Marketing Affiliate Program that ended in February 2011.  In addition, we incurred website development costs during 2011 that it did not incur in 2012.

Sales Commissions/Consulting fees.    These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology and marketing management services.  The decrease in these expenses from 2011 was due to the fact that there were decreased warrants issued to compensate third party consultants for services in 2012 and for most of 2011, the Company’s employees were paid as consultants.  As time goes on and our employee count grows, we expect this number to decrease even more.

Professional fees.  These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The decrease in professional fees from 2011 is due primarily to decreased legal, stock transfer and auditing fees in 2012.

General and administrative expenses.    These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation, product development and bad debt.  The increase from 2011 is attributable to an increase in payroll, rent and insurance fees.

Inflation

Inflation has not had a significant impact in the current or prior periods.

Significant changes in the number of employees

As of December 31, 2012, we have six full-time employees, Marvin S. Hausman, M.D., our President and Chief Executive Officer, Devin Andres our Chief Operating Officer and Vice President.  In addition, William Meyer is the Supervisor of Production and we have three other full-time employees.  As our operations expand we anticipate the need to hire additional employees, and contract with additional consultants; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

At December 31, 2012, cash totaled $13,081 compared to $16,639 at December 31, 2011.  The primary reasons for the net decrease in 2012 are described below.  Our cash is held primarily in general checking accounts.  Working capital was $(864,921) at December 31, 2012, compared to $(341,271) at December 31, 2011.  The change in working capital was due primarily to the maturity date of most of our debt and increase in accrued expenses.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Years Ended December 31,		Change
	2012	2011	$	%
Net cash provided by (used in)
Operating activities	$ (315)	$ (209)	$ (106)	50.7%	increase
Investing activities	(63)	(31)	(32)	103.2%	increase
Financing activities	374	191	183	95.8%	increase

Operating Activities.    The increase in net cash flows used from operating activities was due primarily to a large decrease in stock based compensation which was netted with increased payroll expense, as well as a decrease in impairment loss which occurred in 2011.

Investing Activities.    The increase in net cash flows used from investing activities was due primarily to acquisitions of patents and patents pending combined with increase in fixed assets purchased.

Financing Activities.    The increase in net cash flows from financing activities was due primarily to proceeds from the sale of preferred stock in 2012

Future Liquidity.    We have a history of incurring net losses and negative operating cash flows.  We are also deploying new technologies and continue to develop commercial products and services.  Based on our cash on hand, income from operations and the degree to which our burn rate can be reduced while continuing operations, management believes it has sufficient funds to remain operational through May 2013.

We expect our revenues to increase in 2013.  Notwithstanding, we anticipate generating losses in 2013 and therefore we may be unable to continue operations in the future.   In order for us to continue as a going concern and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  We will require additional capital of at least approximately $405,500 plus accrued interest to repay $50,000 of debt that matured on January 31, 2013 and $355,000 maturing on June 30, 2013 and we intend to raise the monies by undertaking one or more equity private placements.  We may also pursue re-negotiation and re-structuring of the debt.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction in operating costs could jeopardize our ability to launch, market and sell new nutraceutical supplement products necessary to grow and sustain our operations.

Subsequent Events

On March 14, 2013, the board of directors of Entia Biosciences, Inc. appointed Devin Andres, currently the Vice President for Sales and Marketing and the President of TNS, a wholly owned subsidiary of Entia Biosciences, Inc., to the position of Chief Operating Officer.

One note in the amount of $50,000 plus accrued interest of $8,625 at December 31, 2012 matured on January 31, 2013.  We are in continuing negotiations with the note holder and as of this date, the note has not been rendered in default.  We believe we can successfully negotiate an extension.

On January 3, 2013, a current note holder exercised his conversion feature on his note and was issued 3,162 shares of Series A Preferred stock in exchange for the extinguishment of the note and accrued interest valued at $15,750 as of December 31, 2012.  In addition, the note holder also purchased an additional 1,000 shares of Series A Preferred stock for $5,000 cash.  At the time the debt was recorded, we analyzed the features and found no discount warranted nor any beneficial conversion feature, and as such, none was recorded and recognized.

During the 1st quarter of 2013, we have issued 37,400 shares of Series A Preferred stock for $187,000 cash.

Going Concern

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At December 31, 2012, we had cash and cash equivalents of $13,081.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through May 2013.

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

Entia Biosciences, Inc.

Index to Consolidated Financial Statements

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Entia Biosciences, Inc.

Stevenson, Washington

We have audited the accompanying consolidated balance sheets of Entia Biosciences, Inc. and subsidiary ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entia Biosciences, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

March 29, 2013

ENTIA BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31,2011
Assets
Current Assets:
Cash	$13,081	$16,639
Accounts receivable, net	62,397	36,273
Inventory, net	132,133	173,578
Interest income receivable	4,083
Prepaid expenses	32,542	31,891
Total Current Assets	244,236	258,381
Property and Equipment, net	35,627	31,846
Patents and license, net	183,106	114,673
Total Assets	$462,969	$404,900

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$654,919	$331,839
Short-term convertible notes payable, net of discount related-party	63,493	50,000
Short-term convertible notes payable, net of discount	365,416	194,656
Capital lease payable	2,808	-
Notes payable	22,521	23,157
Total Current Liabilities	1,109,157	599,652
Long Term Liabilities:
Capital lease payable	2,105	-
Convertible notes payable, net of discount	-	65,000
Total Long Term Liabilities	2,105	65,000
Total Liabilities	1,111,262	664,652

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
Series A preferred stock, 350,000 shares designated,
109,900 and 43,500 shares issued and outstanding,
respectively, aggregate liquidation value of $549,500
and $217,500, respectively	110	44
Common stock, $0.001 par value, 150,000,000 shares authorized,
7,444,591 and 7,171,175 shares issued and outstanding,
respectively	7,444	7,171
Stock subscription receivable	(49,000)	-
Additional paid-in capital	5,115,587	4,272,792
Deferred compensation	(394,510)	(497,383)
Accumulated deficit	(5,327,924)	(4,042,376)

Total Stockholders' Equity (Deficit)	(648,293)	(259,752)

Total Liabilities and Stockholders' Equity (Deficit)	$462,969	$404,900

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2012	December 31, 2011

REVENUES	$ 369,273	$ 403,338

COST OF GOODS SOLD	107,465	132,728

GROSS PROFIT	261,808	270,610

OPERATING EXPENSES
Advertising and promotion	33,166	97,700
Sales commissions	6,610	2,000
Consulting fees - officer	-	90,000
Professional fees	137,554	175,526
Consulting fees	300,070	569,746
Impairment of intangible asset	-	106,642
General and administrative	865,092	702,467
Total Operating Expenses	1,342,492	1,744,081

LOSS FROM OPERATIONS	(1,080,684)	(1,473,471)

OTHER INCOME (EXPENSES)
Interest income	4,150	192
Interest expense	(262,929)	(338,864)
Other income (expense)	-	4,198
Gain on extinguishment of debt	75,315	-
Gain on disposal of product line	-	78,842

NET LOSS	(1,264,148)	(1,729,103)

DEEMED DIVIDEND RELATED TO BENEFICIAL
CONVERSION FEATURE OF CONVERTIBLE
PREFERRED STOCK	21,400	-

NET LOSS PER SHARE ALLOCABLE TO COMMON
STOCKHOLDERS	$ (1,242,748)	$ (1,729,103)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$ (0.17)	$ (0.28)

Weighted common shares outstanding
- basic and diluted	7,298,579	6,258,389

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD ENDED DECEMBER 31, 2012 AND 2011
					Additional					Total
	Preferred Stock		Common Stock		Paid	Deferred	Stock	Accumulated		Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Compensation	Subscriptions	Deficit		Equity (Deficit)
Balance - December 31, 2010	-	$ -	5,836,247	$ 5,836	$ 2,011,989	$ (9,704)	$ -	$ (2,313,274)	-	$ (305,153)
Conversion of note payable into preferred stock	21,500	22	-	-	107,478	-		-		107,500
Issuance of preferred stock for cash	22,000	22	-	-	109,978	-		-		110,000
Issuance of warrants in connection with				-
convertible notes payable	-	-	-	-	45,937	-		-		45,937
Beneficial conversion feature in connection with
convertible note payable	-	-	-	-	173,030	-		-		173,030
Issuance of common stock for license agreement	-	-	100,000	100	99,900	-		-		100,000
Issuance of common stock for conversion of accounts	-	-	-	-	-	-		-		-
payable/accrued comp			897,104	935	368,875	-		-		369,810
Issuance of common stock for services	-	-	276,395	238	243,758	-		-		243,996
Issuance of common stock and warrants for cash	-	-	61,429	62	42,938	-		-		43,000
Stock compensation	-	-	-	-	347,696	-		-		347,696
Issuance of warrants for services	-	-	-	-	721,213	(712,758)		-		8,455
Amortization of deferred compensation	-	-	-	-	-	225,079		-		225,079
Net loss	-	-	-	-	-	-		(1,729,103)		(1,729,103)

Balance -December 31, 2011	43,500	$ 44	7,171,175	$ 7,171	$ 4,272,792	$ (497,383)	-	$ (4,042,376)		$ (259,752)
Issuance of preferred stock for cash	57,400	57	-	-	286,942	-	-	-		287,000
Issuance of preferred stock for
cancellation of debt	2,000	2	-	-	9,998	-	-	-		10,000
Issuance of preferred stock for services	7,000	7	-	-	34,993	-	-	-		35,000
Deemed dividend related to beneficial conversion
feature of convertible preferred stock	-	-	-	-	21,400	-	-	(21,400)		-
Issuance of warrants in connection with
convertible notes payable	-	-	-	-	27,704	-	-	-		27,704
Issuance of common stock for license agreement	-	-	50,000	50	25,451	-	-	-		25,501
Issuance of common stock and warrants for cash	-	-	100,000	100	39,900	-	-	-		40,000
Issuance of common stock for note receivable	-	-	122,500	122	48,878	-	(49,000)	-		-
Stock compensation	-	-	916	1	170,456	-	-	-		170,456
Issuance of warrants for services	-	-	-	-	128,540	(128,540)	-	-		-
Issuance of warrants for extension on debt	-	-	-	-	48,533	-	-	-		48,533
Amortization of deferred compensation	-	-	-	-	-	231,413	-	-		231,413
Net loss	-	-	-	-	-	-	-	(1,264,148)		(1,264,148)
Balance - December 31, 2012	109,900	$ 110	7,444,591	$ 7,444	$ 5,115,587	$ (394,510)	$ (49,000)	$ (5,327,924)		$ (648,293)

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,264,148)	$(1,729,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of product line	-	(78,842)
Bad debt expense	-	4,586
Depreciation/amortization	21,527	15,079
Inventory reserve	23,491	(22,029)
Gain on extinguishment of debt	(75,315)	-
Impairment of intangible asset	-	106,642
Amortization of discount on convertible notes	184,272	312,681
Stock-based compensation	485,402	825,227
Changes in operating assets and liabilities:
Accounts receivable	(26,124)	(6,125)
Inventory	17,954	4,485
Prepaid expenses	(651)	5,923
Other current assets	(4,083)	14,950
Accounts payable and accrued expenses	323,080	248,384
Accrued compensation - officer	-	89,398
NET CASH USED IN OPERATING ACTIVITIES	(314,595)	(208,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,180)	(3,708)
Acquisition of patents and patents pending (net)	(46,147)	(40,322)
Collections on lease receivable	-	12,939
NET CASH USED IN INVESTING ACTIVITIES	(63,327)	(31,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, preferred stock and warrants	327,000	153,000
Proceeds from convertible notes payable short-term	13,000	15,000
Net change in notes payable	9,364	8,413
Proceeds from convertible note payable-related party	25,000	-
Proceeds from convertible notes payable long-term	-	15,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	374,364	191,413

NET CHANGE IN CASH	(3,558)	(48,422)
Cash at beginning of period	16,639	65,061
Cash at end of period	$13,081	$16,639

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$5,639	$1,674
SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING
AND INVESTING ACTIVITIES:
Liabilities converted to common stock	$-	$369,810
Deemed distribution	$21,400	$-
Conversion of notes payable to preferred stock	$10,000	$107,500
Stock issued for license	$25,501	$100,000
Stock issued for note receivable	$49,000	-

See accompanying notes to the consolidated financial statements.

Entia Biosciences, Inc.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

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

On January 9, 2012, the amendment to our Articles of Incorporation involving the name change from Total Nutraceutical Solutions, Inc. to Entia Biosciences, Inc. (“Entia”) became effective with the Secretary of State of Nevada.  We also filed articles of incorporation for a wholly owned subsidiary of Entia, with such subsidiary to be named Total Nutraceutical Solutions, Inc. in January 2012.

Effective May 27, 2011, we sold our Equisano dietary supplement product line and related rights, as defined, to an unrelated party.  Under the terms of the sale, we transferred our Equisano inventory to the purchaser, and negotiated the extension and conversion of notes payable into Series A preferred stock with a note holder as described in Note 9.  In addition, we received cash consideration of $18,000 in connection with the sale.  The product line did not represent a reportable segment, operating segment, or asset group, and as such is not presented as discontinued operations in the consolidated financial statements.

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At December 31, 2012, we had cash and cash equivalents of $13,081.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through May 2013.

In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  The issuance of equity securities will cause dilution to our shareholders.  If external financing sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including personnel costs, which could jeopardize our future strategic initiatives and business plans.  The accompanying consolidated financial statements have been prepared assuming that the company continues as a going concern.

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

The consolidated financial statements include the accounts of Entia and Total Nutraceutical Solutions as of December 31, 2012 and 2011.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $2,526 at both December 31, 2012 and 2011.

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

There was an impairment on patents recorded for the year ended December 31, 2011 amounting to $106,642 and none recorded in 2012.

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

Fair value of financial instruments

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments.  Due to conversion features and other terms, it is not practical to estimate the fair value of notes payable and convertible notes.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2012 or 2011, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2012 and 2011.

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

Shipping and handling costs

Amounts charged to customers for shipping products are included in revenues and the related costs are classified in cost of goods sold as incurred.  In 2012 and 2011, we incurred $26,059 and $32,784, respectively, in shipping costs included in cost of goods sold.

Advertising costs

Costs associated with the advertising of our products are expensed as incurred.

Research and development

Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.  These research and development arrangements usually involve one specific research and development project.  We may make non-refundable advances upon signing of these arrangements.  Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized.  Such amounts are recognized as an expense as the related goods are delivered or as the related services are performed.  Management periodically evaluates whether the goods will be delivered or services will be rendered.  If management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment is charged to expense.  Research and development expense was $58,101 and $33,025 in 2012 and 2011, respectively.

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

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which are convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for 2012 and 2011. The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Years Ended
	2012	2011
Numerator:
Net loss applicable to common shareholders	$ (1,242,748)	$ (1,729,103)

Denominator:
Weighted-average common shares outstanding	7,298,579	6,258,389

Basic and diluted net loss per share	$ (0.17)	$ (0.28)

Common stock warrants	2,408,078	2,104,059
Series A convertible preferred stock	1,099,000	43,500
Stock options	830,504	468,492
Convertible debt including interest	405,226	360,881
Excluded dilutive securities	4,742,808	2,976,932

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

NOTE 3 – INVENTORY

Inventory consists of the following at:

	December 31, 2012	December 31, 2011
Raw materials	$ 271,312	$ 294,036
Finished goods	11,885	7,115
	283,197	301,151
Less: reserve for excess and obsolete inventory	(151,064)	(127,573)
	$ 132,133	$ 173,578

During 2012, we recorded a reserve adjustment of $23,491 for excess inventory.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following at:

	December 31, 2012	December 31, 2011
Office equipment	$ 24,584	$ 23,072
Production equipment	39,791	30,964
Leasehold improvements	13,946	2,192
	78,321	56,228
Less: accumulated depreciation	(42,694)	(24,382)
	$ 35,627	$ 31,846

Depreciation expense was $18,312 and $15,079 for the years ended December 31, 2012 and 2011, respectively.

NOTE 5 - PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  We had one patent completed and begin amortization on November 16, 2011.  Patent amortization is $1,940 and $259 for the years ended December 31, 2012 and December 31, 2011, respectively.  During 2011, a license was acquired by issuing common stock with a fair value of $100,000.  Subsequently, the license was impaired and written off.  Total impairment losses on intangible assets amount to zero and $106,642 in 2012 and 2011, respectively.

The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	December 31, 2012	December 31, 2011
Gross carrying amounts-patents and licenses	$ 188,570	$ 116,924
Accumulated amortization	(5,464)	(2,251)
Patents and Licenses, net	$ 183,106	$ 114,673

License amortization expense was $3,213 and $1,707 for the years ended December 31, 2012 and 2011, respectively.   Annual aggregate amortization expense for our licenses for each of the next five years through December 31, 2017, is estimated to be $16,065.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	December 31, 2012	December 31, 2011
Executive compensation	$ 192,552	$ 15,355
Royalties	4,760	-
Other accruals	18,309	20,924
	$ 215,621	$ 36,279

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following at:

	December 31, 2012	December 31, 2011
Notes payable - current
4.85%, unsecured, $508 due monthly	$ -	$ 20,664
7.85% unsecured, $362 due monthly	1,426	-
4.15% unsecured, $2,678 due monthly	21,095	2,493
	$ 22,521	$ 23,157

Convertible notes payable, net
5% unsecured due June 2013 (net of discount related to beneficial conversion feature of $0 in 2012 and $5,143 in 2011), convertible into preferred stock at $5.00 per share	$ 15,000	$ 9,857
5%, unsecured due June 2013 (net of discount related to beneficial conversion feature of $35,807 in 2012 and $127,701 in 2011), convertible into common stock at $0.45 per share	276,693	184,799
6% unsecured due June 2013 (net of discount related to beneficial conversion feature of $4,277 in 2012 and $0 in 2011), convertible into preferred stock at $5.00 per share	8,723	-
5% unsecured due June 2013, convertible into preferred stock at $5.00 per share	15,000	15,000
6% unsecured, convertible into common stock at $2.00 per share, due on demand	50,000	50,000
Less: Current Portion	(365,416)	(194,656)
	$ -	$ 65,000

Convertible notes payable related party, net
6% unsecured due December 2013 (net of discount related to beneficial conversion feature of $11,507 in 2012 and $0 in 2011), convertible into common stock at $2.00 per share	$ 63,493	$ 50,000

We were able to renegotiate $327,500 of our convertible debt that was due to mature on June 30, 2012 to June 30, 2013.  $50,000 of the debt was extended month-to-month, and as such, all is classified as short-term on the balance sheet.  In consideration for extending the maturity date, we issued 50,000 warrants valued at $48,533 and modified an existing conversion feature for one of the notes.

We modified one of our convertible notes payable in the second quarter and deemed the terms of the note modification to be substantially different due to the change in the conversion rate and treated the convertible note payable as extinguished and exchanged for a new note.  We recorded a gain of $75,315 on the extinguishment.

NOTE 8 – RELATED PARTY TRANSACTIONS

Consulting services from Chairman and CEO

Expense for consulting services provided by the Chairman/CEO were zero and $90,000 for the years ended December 31, 2012 and 2011, respectively.  As discussed in Item 11, the Chairman/CEO was converted to an employee.

In November 2012, two board members purchased 3,000 shares each of the Company’s Series A Preferred at $5.00 per share for total proceeds of $15,000.

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

During the first quarter 2012, 19,000 shares of preferred stock were issued at a value of $95,000.

During the second quarter 2012, Entia issued shares of Series A preferred stock for the following:

•

12,800 shares were issued for cash proceeds of $64,000.  The fair value of the common stock into which the Series A preferred stock is convertible exceeded the allocated purchase price of the Series A preferred stock by $21,140 on the date of issuance, resulting in a beneficial conversion feature.  Entia recognized the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of the Series A preferred stock on the date of issuance;

•

2,000 shares were issued in exchange for cancellation of a note payable totaling $10,000; and

•

7,000 shares valued at $35,000 were issued in exchange for consulting services provided.

During the third quarter 2012, 4,600 shares of preferred stock were issued at a value of $23,000.

During the fourth quarter 2012, 21,000 shares of preferred stock were issued at a value of $105,000.

During 2011, 22,000 shares of preferred stock were issued for a value of $110,000.  In addition, under the agreement for the sale of our Equisano dietary product line dated May 27, 2011, 21,500 shares of Series A preferred stock were issued for conversion of an outstanding promissory note in the amount of $100,000 plus $7,500 in accrued interest.

Common stock

During the first quarter 2012, 666 shares of common stock were issued to two employees as compensation.  This stock had a fair market value of $400

    During the second quarter of 2012, 50,000 shares of common stock were issued in exchange for a license agreement.  This stock had a value of $25,501.

During the third and fourth quarter 2012, pursuant to an agreement authorized by Entia’s board of directors, Entia authorized a special price to current holders of warrants and/or options to exercise their warrants and/or options.  If they committed to exercising their warrants/options, Entia would allow them to convert at $0.40 per share.  This special price was effective only through July 31, 2012.  There were a total of 222,500 warrants exercised for proceeds of $89,000.

$30,000 was received in cash during third quarter 2012, $10,000 in cash was received during fourth quarter 2012 with the remaining $49,000 was exercised by receiving short-term notes with interest ranging from 6% to 20% due before April 2013.  These notes are recorded on the balance sheet as a contra-equity account and the incremental expense from modification of warrants was calculated and deemed immaterial.

During fourth quarter 2012, the Company authorized the issuance of 250 shares of common stock to its employees as a performance bonus.  This stock has a value of $1.

In October 2011, pursuant to employment agreements for Marvin Hausman, President and CEO and Devin Andres, Chief Operation Officer and VP, the Company granted common stock to be issued quarterly in the amount of 20,835 shares and 17,363 shares, respectively.  The fair value of common stock issued amounted to $13,334 and $11,112, respectively.  The first quarter’s stock has been issued with the remainder being accrued through December 31, 2012.  The stock is being accrued due to the expense necessary to the employee and the company to issue these shares.  These shares are expected to be issued during 2013.

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

Stock incentive plan

On September 17, 2010, our Board of Directors adopted the Total Nutraceutical Solutions, Inc. 2010 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including directors, executive officers, employees and consultants of the Company.  We have reserved 1,550,000 shares of common stock for issuance under the Plan with an annual increase in shares of 50,000 as of January 1 of each year; commencing January 1, 2012.  Stock options are grated at or below the closing price of our stock on the date of grant for terms ranging from four to fifteen years and generally vest over a five year period.  The fair value of the option grants were calculated at the date of the grants using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2012	December 31, 2011
Expected dividend yield	-	-
Expected stock price volatility	233.73% - 248.63%	183.17% - 187.30%
Risk-free interest rate	0.84% - 1.15%	1.27% - 2.80%
Expected term (in years)	5 - 7 years	4 - 10 years
Weighted-average granted date fair value	$0.49	$0.51

A summary of option activity under the stock option plan as of December 31, 2012, and changes during the year then ended is presented below:

				Weighted
			Weighted	Average
		Exercise	Average	Remaining	Aggregate
	Number of	Price	Exercise	Contractual	Intrinsic
	Shares	Range	Price	Term (Years)	Value

Outstanding, December 31, 2010	-	-	-	-	-

Granted	659,242	$ 0.47-$1.00	$ 0.62	10	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-

Outstanding, December 31, 2011	659,242	$ 0.47-$1.00	$ 0.62	10	-

Granted	542,857	$ 0.40-$0.50	$ 0.45	9	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-

Outstanding, December 31, 2012	1,202,099	$ 0.40-$1.00	$ 0.56	7.74	-

Exercisable, December 31, 2012	830,504	$ 0.40-$1.00	$ 0.57	8.19	-

The range of exercise prices for options outstanding under the 2010 Stock Incentive Plan at December 31, 2012 are as follows:

Number of	Exercise
shares	Price
15,000	$ 0.40
20,000	$ 0.44
180,000	$ 0.45
247,242	$ 0.47
247,857	$ 0.49
254,000	$ 0.50
200,000	$ 0.85
38,000	$ 1.00
1,202,099

At December 31, 2012, the Company had 347,901 unissued shares available under the Plan.  Also, at December 31, 2012, the company had $147,769 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 7 years.

Warrants

Outstanding warrants to purchase common stock are as follows:

Date of Issue	December 31, 2012	Exercise Price	Expiration
November-12	168	$5.00	11/2019
August-12	75	$5.00	8/2019
June-12	258,750	$0.49 - $0.50	5/2017
May-12	150,040	$0.55 - $5.00	5/2017 - 5/2019
April-12	96	$0.60 - $5.00	4/2019
March-12	7,497	$0.70	03/2017
February-12	80	$5.00	02/2019
January-12	72	$5.00	01/2019
As of December 2011	2,558,900	$0.36 - $10.00	10/2012 - 10/2021
Total	2,975,678
Less:
Expired	(345,100)
Exercised	(222,500)
Total	2,408,078

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

In determining the fair value of warrants, we employed the following key assumptions:

	2012	2011
Risk-Free interest rate	0.84% - 1.08%	1.27 - 2.80%
Expected dividend yield	0%	0%
Volatility	202.65% - 248.63%	183.17 - 187.30%
Expected life	5 - 7 years	4 - 10 years

At December 31, 2012 and 2011, the weighted-average Black-Scholes value of warrants granted was $0.50 and $2.60, respectively.

NOTE 10 – INCOME TAXES

For the years ended December 31, 2012, and 2011, we incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2012, we had approximately $2,096,000 of net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2026.

The components of our deferred tax assets/liabilities as of December 31, are as follows:

	2012	2011
Deferred tax assets:
Reserves and accruals	$ 118,000	$ 44,000
Net operating loss carryforwards	843,000	694,000
Total deferred tax assets:	961,000	738,000
Deferred tax liabilities:
Depreciation and amortization	8,000	3,000
Net deferred tax assets before valuation allowance	953,000	735,000
Less: Valuation allowance	(953,000)	(735,000)
Net deferred tax assets	$ -	$ -

For financial reporting purposes, we have incurred a loss in each period since inception. Based on the available objective evidence, including our history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, we provided for a full valuation allowance against our net deferred tax assets at December 31, 2012, and 2011.  A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended December 31, is as follows:

	2012	2011
Federal Statutory Rate	$ (430,000)	$ (588,000)
Nondeductible expenses	212,000	420,000
Change in allowance on deferred tax assets	(218,000)	(168,000)
	$ -	$ -

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

On April 4, 2012, the Company entered into a Commercial Lease agreement with Lanz Properties, LLC for 13,081 square feet of office and warehouse space located at 13565 SW Tualatin-Sherwood Road, Suite 800, Sherwood, OR 97140.  The new lease commenced on June 1, 2012 and will terminate on July 31, 2015.  No rent was payable until October 2012.  The base monthly rental rate started at $3,160, increasing to $3,260 in October 2013, and then $3,343 in June 2014.  The Company has straight-lined the full value of the lease agreement over the life of the lease and has recorded this amount monthly.  The amount of rent expense that is above the actual rent amount is recorded as deferred rent and is shown on the balance sheet in current liabilities as part of accounts payable and accrued expenses. The amount recorded for 2012 is $8,499 and zero for 2011.

Future minimum lease payments for all of our facilities amount to $47,986 each year through 2014 and $27,992 for 2015.  Rent expense for the years ended December 31, 2012 and 2011 was $36,312 and $28,610, respectively.

NOTE 12 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

During 2012, approximately 35.3% of our net sales were to two customers as compared to 30.6% in 2011.  Accounts receivable for these customers accounted for 86% and 32% of total accounts receivable at December 31, 2012 and 2011, respectively.

Vendor Concentrations

During 2012, approximately 33% of our purchases were made from one vendor as compared to 57% during 2011.

NOTE 13 – SUBSEQUENT EVENTS

On March 14, 2013, the board of directors of Entia Biosciences, Inc. appointed Devin Andres, currently the Vice President for Sales and Marketing and the President of TNS, a wholly owned subsidiary of Entia Biosciences, Inc., to the position of Chief Operating Officer.

One note in the amount of $50,000 plus accrued interest of $8,625 at December 31, 2012 matured on January 31, 2013.  We are in continuing negotiations with the note holder and as of this date, the note has not been rendered in default.

On January 3, 2013, a current note holder exercised his conversion feature on his note and was issued 3,162 shares of Series A Preferred stock in exchange for the extinguishment of the note and accrued interest valued at $15,750 as of December 31, 2012.  In addition, the note holder also purchased an additional 1,000 shares of Series A Preferred stock for $5,000 cash.  At the time the debt was recorded, we analyzed the features and found no discount warranted, nor any beneficial conversion feature, and as such, none was recorded and recognized.

During the 1st quarter of 2013, we have issued 37,400 shares of Series A Preferred stock for $187,000 cash.

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

As of the end of the period covered by this report, December 31, 2012, we initially carried out an evaluation, under the supervision and with the participation of our President (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President and chief financial officer initially concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2012, our President, Chief Executive Officer and Principal Accounting and Financial Officer, Marvin S. Hausman, M.D., assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) inadequate control over contracts and commitments.  The aforementioned material weaknesses were identified by our President, Chief Executive Officer and Principal Accounting and Financial Officer, Marvin S. Hausman, M.D., in connection with the review of our financial statements as of December 31, 2012.  These material weaknesses were also identified in our annual evaluation as of December 31, 2011.

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

Name	Age	Position

Marvin S. Hausman, MD	71	Chief Executive Officer and Chairman since August 28, 2008, Acting Principal Accounting and Financial Officer

Elliot L. Shelton, Esq.	63	Secretary, Director since August 28, 2008.

Devin Andres	37	Vice President for Marketing and Sales since October 22, 2010 Chief Operating Officer since March 12, 2013

Philip A. Sobol, MD	58	Director since August 28, 2008.

Biography of Marvin S. Hausman M.D., President, Chairman and CEO

Dr. Hausman received his M.D. degree from New York University School of Medicine in 1967 and is a Board-Certified Urological Surgeon.  He has over 30 years of drug development and clinical care experience at various pharmaceutical companies, including working in conjunction with Bristol-Myers International, Mead-Johnson Pharmaceutical Co., and E.R. Squibb.

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

Dr. Hausman is President of Northwest Medical Research Partners, Inc. a firm specializing in the identification and acquisition of breakthrough pharmaceutical and nutraceutical products and which has assigned certain intellectual property to Entia in consideration for 350,000 shares of the Company’s common stock.

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

Biography of Devin Andres, Chief Operating Officer and Vice President

Devin Andres was appointed as Vice President on October 22, 2010 and was appointed Chief Operating Officer on March 12, 2013.  Devin Andres has been compensated as a consultant to Entia from January 1, 2010 until October 28, 2011 at which time he committed to an employment agreement related to managing the day-to-day operations, developing and integrating core business processes, building market position for Entia through product, brand and channel development as well as locating, developing, and defining strategic business positions that maximize opportunities for Entia and Entia products.

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

Biography of Elliot L. Shelton, Director

Mr. Shelton has served on our board of directors since August 2008.  Mr. Shelton received his law degree from Pepperdine University in 1975 and from 1975 until the present has practiced law in the State of California.  He has been Of Counsel, from September 1998 to date, to Fenigstein and Kaufman, a Professional Corporation, and the President of Elliot L. Shelton, a Professional Corporation.  From 1999 to the present, he has been President and Director of the Assisted Living Foundation of America, a non-profit corporation. Mr. Shelton has worked as a partner in several law firms, including Mitchell, Silberberg & Knupp; Shea & Gould and, Gold; Marks, Ring & Pepper.  Mr. Shelton’s experience as an attorney with a corporate related practice served as the basis for his appointment as a director of our company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors concerning the fiscal year ended December 31, 2012, the following officers and directors failed to timely to report changes in ownership:  Dr. Hausman failed to timely file a Form 4 reporting his acquisition of shares of preferred stock on November 20, 2012 , but subsequently filed a Form 5 reporting the acquisition; Dr. Sobol also failed to timely file a Form 4 reporting his acquisition of shares of preferred stock on November 20, 2012 , but subsequently filed a Form 5 reporting the acquisition, Dr, Sobol failed to timely report the acquisition of shares of preferred stock, common stock purchase warrants and a convertible promissory note on May 18, 2012, but later reported the acquisitions in a Form 4 on June 19, 2012.

Code of Ethics

We have not adopted a Code of Ethics for the Board nor any salaried employees.

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

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended December 31, 2012 and 2011 for our Chief Executive Officer who is also our Acting Chief Financial Officer, (our “Named Executive Officer”) who was appointed on August 14, 2008.  We did not have any other executive officers during the fiscal years ended December 31, 2012 and 2011 who received compensation in excess of $100,000.

Summary Compensation Table

									Non-
									Qualified
								Non-Equity	Deferred
Name and					Stock		Option	Incentive Plan	Compensation	All other
Principal		Salary		Bonus	Awards		Awards	Compensation	Earnings	Compensation
Position	Year	($)		($)	($)		($)	($)	($)	($)		($)
Marvin
Hausman
CEO, Dir	2012	$ 150,000	(1)	$ -	$ 15,000	(2)	$ -	$ -	$ -	$ 102,488	(3)	$ 267,488

Marvin
Hausman
CEO, Dir	2011	$ 20,000		$ -	$ 15,000		$ 55,376	$ -	$ -	$ 366,763	(4)	$ 457,139

(1)   This salary was all accrued.  No salary was actually paid in 2012.  $100,000 was accrued between January and October 2012 under the terms of the Employment Agreement dated October 28, 2011, while the remaining $50,000 represented compensation for the months of November and December at $25,000 per month pursuant to the increase in the cash salary in the second year of the Employment Agreement from $250,000 to $300,000 per year.

(2)   The stock award was part of the employment agreement that stated $30,000 was to be paid in stocks in four quarterly tranches over a one year period..  The first quarterly tranche of 20,835 shares valued at $7,500 was issued while the remaining 62,505 shares have been accrued and not issued.

(3) All other compensation for 2012 includes reimbursement for travel expenses amounting to $41,604 and the value of warrants vested from employment agreement valued at $60,884.

(4) All other compensation for 2011 includes the payment of accrued expenses with 834,233 shares of common stock valued at $300,300, the value of the vested warrants from the 500,000 warrants granted on October 28, 2011 totaling $11,070 and the value of the vested 138,900 warrants granted on October 28, 2011 valued at $55,393.

We have an employment agreement with Marvin S. Hausman, M.D., our Named Executive Officer, dated October 28, 2011 pursuant to which Dr. Hausman was to be compensated as follows:  (1)  a base salary of $250,000 of which $120,000 was to be paid in cash and the remaining $130,000 to be paid in the form of $30,000 in common stock in four equal quarterly installments at $0.36 per share, and the first installment of 20,835 shares was issued on October 28, 2011, an option to purchase 138,900 shares at $0.47 per share, and a ten year warrant to purchase 138,900 shares at $0.36 per share; (2) as a retention incentive, a warrant to purchase 500,000 shares at $0.55 per share that vests monthly over three years, and (3) an annual bonus which Dr. Hausman may be awarded at the discretion of the board of directors based on his performance and the financial condition of the corporation.  Dr. Hausman will also receive employee benefits, including family health and dental insurance coverage and short and long term disability insurance coverage.  In addition, Dr. Hausman was issued 834,233 shares of common stock in lieu of cash for accrued consulting fees due to Dr. Hausman and out of pocket expenses incurred in the aggregate amount of $300,300.  The employment agreement is for a one year term automatically extending for additional one-year terms until terminated by either party.  The term of the agreement shall end immediately upon Dr. Hausman’s death, or upon his termination for cause, disability or his resignation for good reason.  In the case of Dr. Hausman’s death, all compensation under the agreement shall cease.  Entia or Dr. Hausman may elect not to renew the employment agreement by giving at least 60 days written notice prior to the termination date of the current term.  Upon termination for cause by Entia, after a cure period of at least 10 days, all compensation shall cease and all unvested equity compensation shall expire.  In the event Dr. Hausman terminates his relationship with Entia for “Good Reason,” as defined in the Employment Agreement, within six months of the occurrence of the event which established the “Good Reason,” or for “Good Reason” within six months  of a change of control, Dr. Hausman shall receive an amount equal to 12 months of base salary for the then current term.

After the initial one-year term, Dr. Hausman’s compensation increases by $50,000 per annum for the subsequent two terms.  No compensation has actually been paid to Dr. Hausman.  His compensation is being accrued and is shown on the balance sheet as a current liability in accrued expenses.  In addition, only the first installment of common stock in the amount of 20,835 has actually been issued.  The remaining balance in the amount of 62,505 shares has been accrued but not issued.

We do not maintain key-man life insurance for any our executive officers/directors.  We do not have any long-term compensation plans.

Stock Option Grants

On October 28, 2011, Dr. Hausman was granted a ten-year non-statutory stock option to purchase 138,900 shares of common stock at $0.47 per share, with all shares vesting immediately.

Outstanding Equity Awards at Fiscal Year-Ending December 31, 2012

Outstanding Equity Awards at Fiscal Year-End
Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercis-able	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expira- tion Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares Or Units That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dr. Marvin S. Hausman	138,900	0	—	$0.47	10/27/21	0	$0	—	$—

Potential Payments Upon Termination or Change in Control

Pursuant to his employment agreement dated October 28, 2011, Dr. Hausman would receive the following compensation following his resignation, retirement, or other termination of employment or following a change in control.

Upon termination within one year after change of control Dr. Hausman shall receive payment of 12 months of his base salary, full vesting of his equity awards and shall continue his health coverage at a cost to himself equal to that of similarly situated employees for the rest of the current term of the agreement or at least 12 months.

In the event Dr. Hausman terminates his relationship with Entia for “Good Reason” within six months of the occurrence of the event which established the “Good Reason,” or for “Good Reason” within six months of a change of control, Dr. Hausman shall receive an amount equal to 12 months of base salary for the then current term.

We have not entered into any other compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries.

Director Compensation

		Fees			Non-Equity
		earned			Incentive	All
		or Paid in	Stock	Option	Plan	Other
		Cash	Awards	Awards	Compensation	Compensation		Total
Name	Year	($)	($)	($)	($)	($)		($)

Elliot Shelton	2012	$ -	$ -	$ -	$ -	$ 17,888	(1)	$ 17,888
Philip Sobol	2012	$ -	$ -	$ -	$ -	$ 17,888	(1)	$ 17,888

Elliot Shelton	2011	$ -	$ 97,388	$ -	$ -	$ -		$ 97,388
Philip Sobol	2011	$ -	$ 97,391	$ -	$ -	$ -		$ 97,391

(1)

All other compensation includes value of warrants vested during 2012.  150,000 warrants were granted to Mr. Shelton and Dr. Sobol on June 29, 2012, for services rendered while participating on the board and vested 50,000 on date of grant and 50,000 on each anniversary date for 2013 and 2014.  Total value of the warrants is $53,665 for each board member.

We did not pay our directors any cash compensation during fiscal years ending December 31, 2012, and December 31, 2011.  On January 24, 2011, we granted options to Philip Sobol, M.D. and Elliot Shelton, Esq., a portion of which was in compensation for board services rendered in 2009 and 2010.  Dr. Sobol and Mr. Shelton were each granted stock options to purchase 100,000 shares of common stock at $0.85 per share with 50,000 options vesting immediately for past service, 25,000 vesting on January 24, 2012, and 25,000 options vesting on January 24, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on April 1, 2013 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors. The percentage of beneficial ownership for the following table is based on 7,444,591 shares of common stock outstanding

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 1, 2013 pursuant to options, warrants, conversion privileges or other right.  The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Entia Biosciences, Inc.’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Marvin S. Hausman, M.D., CEO & Dir. (2)	3,344,813 shares	39.3%
Devin Andres, VP & COO (3)	409,325 shares	5.2%
Phil A. Sobol, M.D., Director (4)	532,500 shares	6.7%
Elliot L. Shelton, Esq., Secretary, Director (5)	276,250 shares	3.6%
Total Officers and Directors	4,562,888 shares	47.8%

(1)  These percentage figures are based upon 7,444,591 shares of our common stock outstanding as of April 1, 2013.  Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(2)  Marvin Hausman’s holdings include 2,288,402 shares of common stock, 3,000 shares of preferred stock that converts to 10 shares of common per preferred at $5.00 per share, a non-statutory stock option to purchase 138,900 shares at $0.47 per share issued on October 28, 2011, a five year warrant to purchase 25,000 shares at $1.00 per share, a ten year warrant to purchase 138,900 shares at $0.36 per share issued on October 28, 2011, a warrant to purchase 236,111 vested shares out of 500,000 shares exercisable at $0.55 per share issued on October 28, 2011 and a warrant to purchase 70,833 vested shares out of 100,000 shares at $0.60 per share issued on December 20, 2011 in conjunction with extending a convertible note payable.  Dr. Hausman’s holdings of 2,587,025 fully diluted shares also include 350,000 common shares owned by Northwest Medical Research Partners Inc., which is controlled by Marvin S. Hausman, M.D. and 66,667 of 100,000 shares owned by MSH Ventures, Inc., in which Dr. Hausman has an equity interest of 66.66%.  This number does not include 150,000 shares of common stock owned by the adult children of Marvin S. Hausman, M.D.

(3)  Devin Andres’ holdings include 17,363 shares of common stock, 5,000 shares issuable upon exercise of a common stock purchase warrant exercisable at $2.50 per share, a non-statutory stock option to purchase 108,342 shares at $0.47 per share issued on October 28, 2011, a non-statutory stock option to purchase 5,000 shares at $0.40 per share issued on June 29, 2011, a ten year warrant to purchase 108,342 shares at $0.36 per share issued on October 28, 2011, a warrant to purchase 165,278 vested shares out of 350,000 shares exercisable at $0.55 per share issued on October 28, 2011.

(4)  Phil Sobol’s holdings include 31,667 shares of common stock, 3,000 shares of preferred stock that converts to 10 shares of common per preferred at $5.00 per share, 100,000 shares of common stock issuable upon exercise of vested non-statutory stock options exercisable at $0.85 per share granted on January 24, 2011, a five year warrant to purchase 25,000 shares at $1.00 per share, a 5 year warrant to purchase 150,000 shares at $0.55 per share granted on May 17, 2012, a five year warrant to purchase 50,000 vested shares out of 150,000 at $0.40 granted on June 29, 2012 and a warrant to purchase 70,833 vested shares out of 100,000 shares at $0.60 per share issued on December 20, 2011.  Dr. Sobol’s holdings of 209,445 shares also include 50,000 shares of common stock and a five year warrant to purchase 25,000 shares at $2.50 per share owned by the Philip and Debra Sobol Trust.

(5)  Elliot Shelton’s holdings include 126,250 shares of common stock, 75,000 shares of common stock issuable upon exercise of vested non-statutory stock options exercisable at $0.85 per share granted on January 24, 2011, a five year warrant to purchase 25,000 shares at $2.50 per share granted on October 8, 2008 and a five year warrant to purchase 50,000 vested shares out of 150,000 at $0.40 granted on June 29, 2012.

Unless indicated otherwise, the address of each person or entity listed above is 13565 SW Tualatin-Sherwood Road #800, Sherwood, OR 97140.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 20, 2011, we entered into an Amendment No. 1 to Promissory Note with Marvin S. Hausman, M.D., our President and Chief Executive Officer and Philip Sobol, a director, whereby Dr. Hausman and Dr. Sobol agreed to extend the maturity date of the Promissory Note dated December 30, 2009 in the principal amount of $50,000 from December 31, 2011 to December 31, 2013.  The interest rate on the note remains 6% per annum.  In exchange for the extension of the maturity date, Drs. Hausman and Sobol were each granted a five year warrant to purchase 100,000 shares of common stock at $0.60 per share with 50,000 warrants to each of Drs. Hausman and Sobol vesting immediately and the remaining warrants vesting monthly over a 2-year period.  The other provisions of the Promissory Note remain the same.

Director Independence

Our Board of Directors has determined that none of our three directors are currently “independent directors” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers.  We are not presently required to have a majority of independent directors.  If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Item 14. Principal Accounting Fees and Services.

Our auditors, Peterson Sullivan LLP, were appointed in March 2011 and audited our financial statements for the fiscal years ended December 31, 2012 and December 31, 2011 and reviewed our quarterly reports for our fiscal year ended December 31, 2012.  Aggregate fees billed to us by Peterson Sullivan LLP for the 2012 and 2011 audit and review of our quarterly reports in 2012 were as follows:

	For the Years Ended December 31,
	2012	2011
Fee Category
Audit fees (1)	$ 42,750	$ 49,155
Tax Fees (2)	2,042	3,181
All other fees (3)	-	2,850
Total Fees	$ 44,792	$ 55,186

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

(2)

“Tax fees” consists of the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.  In January 2012, we engaged a local accounting firm to perform our accounting and tax related functions.

(3)

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)

1.  Financial Statements

The financial statements listed below are filed in Item 8 of Part II of this Form 10-K above:

Consolidated Balance Sheets at December 31, 2012 and December 31, 2011	27
Consolidated Statements of Operations for the Years ended December 31, 2012 and 2011	28
Consolidated Statement of Stockholders’ Equity (Deficit) for the Years ended December 31, 2012 and 2011	29
Consolidated Statements of Cash Flows for the for the Year ended December 31, 2012 and 2011	30

2.  Financial Statement Schedules

    31

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon on this 1st day of April, 2013.

ENTIA BIOSCIENCES, INC.

By:	/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D. Chief Executive Officer, Chairman of the Board (Principal Executive Officer) (Principal Financial and Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 1st day of April, 2013.

Signature	Title

/s/ Marvin S. Hausman, M.D.	Chief Executive Officer, Chairman of the Board, Director
Marvin Hausman, M.D.	(Principal Executive Officer)
(Principal Financial and Accounting Officer)

/s/ Philip A. Sobol, M.D.	Director
Philip A. Sobol, M.D.

/s/ Elliot L. Shelton, Esq.	Director
Elliot A. Shelton, Esq.