Form 10-Q
period 2013-03-31
Entia Biosciences, Inc.
filed 2013-05-10
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

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

On May 10, 2013, 7,444,591 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Part 1: FINANCIAL INFORMATION

Item 1. Financial Statements

ENTIA BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash	$33,409	$13,081
Accounts receivable, net	75,657	62,397
Inventory, net	118,700	132,133
Interest income receivable	6,533	4,083
Prepaid expenses	29,629	32,542
Total Current Assets	263,928	244,236
Property and Equipment, net	60,495	35,627
Patents and license, net	193,126	183,106
Total Assets	$517,549	$462,969

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$816,901	$654,919
Short-term convertible notes payable, net of discount related-party	66,517	63,493
Short-term convertible notes payable, net of discount	370,458	365,416
Capital lease payable	2,106	2,808
Notes payable	17,573	22,521
Total Current Liabilities	1,273,555	1,109,157
Long Term Liabilities:
Capital lease payable	2,105	2,105
Total Long Term Liabilities	2,105	2,105
Total Liabilities	1,275,660	1,111,262

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
Series A preferred stock, 350,000 shares designated,
150,462 and 109,900 shares issued and outstanding,
respectively, aggregate liquidation value of $752,310
and $549,500, respectively	150	110
Common stock, $0.001 par value, 150,000,000 shares authorized,
7,444,591 shares issued and outstanding	7,444	7,444
Stock subscription receivable	(49,000)	(49,000)
Additional paid-in capital	5,397,170	5,115,587
Deferred compensation	(332,479)	(394,510)
Accumulated deficit	(5,781,396)	(5,327,924)

Total Stockholders' Equity (Deficit)	(758,111)	(648,293)

Total Liabilities and Stockholders' Equity (Deficit)	$517,549	$462,969

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012

REVENUES	$ 96,256	$ 66,630

COST OF GOODS SOLD	28,579	6,453

GROSS PROFIT	67,677	60,177

OPERATING EXPENSES
Advertising and promotion	46,396	6,281
Professional fees	46,937	88,199
Consulting fees	87,338	10,552
General and administrative	313,117	204,430

Total Operating Expenses	493,788	309,462

LOSS FROM OPERATIONS	(426,111)	(249,285)

OTHER INCOME (EXPENSES)
Interest income	2,450	-
Interest expense	(29,811)	(72,476)

NET LOSS	$ (453,472)	$ (321,761)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$ (0.06)	$ (0.04)

Weighted common shares outstanding
- basic and diluted	7,444,591	7,171,255

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2012 and
FOR THE INTERIM PERIOD ENDED MARCH 31, 2013
(Unaudited)
					Additional				Total Stockholders'
	Preferred Stock		Common Stock		Paid	Deferred	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	In Capital	Compensation	Subscriptions	Deficit	(Deficit)

Balance -December 31, 2011	43,500	$ 44	7,171,175	$ 7,171	$ 4,272,792	$ (497,383)	-	$ (4,042,376)	$ (259,752)

Issuance of preferred stock for cash	57,400	57	-	-	286,942	-	-	-	286,999
Issuance of preferred stock for
cancellation of debt	2,000	2	-	-	9,998	-	-	-	10,000
Issuance of preferred stock for services	7,000	7	-	-	34,993	-	-	-	35,000
Deemed dividend related to beneficial conversion
feature of convertible preferred stock	-	-	-	-	21,400	-	-	(21,400)	-
Issuance of warrants in connection with
convertible notes payable	-	-	-	-	27,704	-	-	-	27,704
Issuance of common stock for license agreement	-	-	50,000	50	25,451	-	-	-	25,501
Issuance of common stock and warrants for cash	-	-	100,000	100	39,900	-	-	-	40,000
Issuance of common stock for note receivable	-	-	122,500	122	48,878	-	(49,000)	-	-
Stock compensation	-	-	916	1	170,456	-	-	-	170,456
Issuance of warrants for services	-	-	-	-	128,540	(128,540)	-	-	-
Issuance of warrants for extension on debt	-	-	-	-	48,533	-	-	-	48,533
Amortization of deferred compensation	-	-	-	-	-	231,413	-	-	231,413
Net loss	-	-	-	-	-	-	-	(1,264,148)	(1,264,148)

Balance - December 31, 2012	109,900	110	7,444,591	7,444	5,115,587	(394,510)	(49,000)	(5,327,924)	(648,293)

Issuance of preferred stock for cash	37,400	37	-	-	186,963	-	-	-	187,000
Issuance of preferred stock for
cancellation of debt	3,162	3	-	-	15,747	-	-	-	15,750
Stock compensation	-	-	-	-	69,791	-	-	-	69,791
Issuance of warrants for services	-	-	-	-	9,082	(9,082)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	71,113	-	-	71,113
Net loss	-	-	-	-	-	-	-	(453,472)	(453,472)

Balance - March 31, 2013	150,462	$ 150	7,444,591	$ 7,444	$ 5,397,170	$ (332,479)	$ (49,000)	$ (5,781,396)	$ (758,111)

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(453,472)	$(321,761)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation/amortization	6,035	4,921
Amortization of discount on convertible notes	23,066	66,422
Stock-based compensation	140,904	69,723
Changes in operating assets and liabilities:
Accounts receivable	(13,260)	27,900
Inventory	13,433	(7,150)
Prepaid expenses	2,913	9,314
Other current assets	(2,450)	-
Accounts payable and accrued expenses	162,732	91,277

NET CASH USED IN OPERATING ACTIVITIES	(120,099)	(59,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30,815)	(1,747)
Acquisition of patents and patents pending (net)	(10,810)	(33,122)

NET CASH USED IN INVESTING ACTIVITIES	(41,625)	(34,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, preferred stock and warrants	187,000	95,000
Net change in notes payable	(4,948)	(9,368)

NET CASH PROVIDED BY FINANCING ACTIVITIES	182,052	85,632

NET CHANGE IN CASH	20,328	(8,591)
Cash at beginning of period	13,081	16,639
Cash at end of period	$33,409	$8,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$581	$274

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING
AND INVESTING ACTIVITIES:
Conversion of notes payable and accrued
interest to preferred stock	$15,750	$-

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

On January 9, 2012, the Nevada Secretary of State accepted an amendment to our Articles of Incorporation to change the name again to Entia Biosciences, Inc. (Entia, the Company, us, we or our) and to form a wholly owned subsidiary named Total Nutraceutical Solutions, Inc. (TNS).  Entia is an emerging biotechnology company engaged in the discovery, formulation and marketing of natural compounds and whole foods that can be used in branded medical foods, nutraceuticals, cosmetics and other products sold by us, our TNS subsidiary and by third parties.

On May 15, 2012, Entia moved to its current location in order to increase its in-house research and manufacturing capability, increase its warehouse storage capacity, and accommodate anticipated increases in order fulfillment and staffing.  By moving to the larger facility, Entia was able to vertically integrate its Vitamin D enhancement technology and the milling, blending, encapsulating, bottling, labeling, packaging and fulfillment of its products. This move resulted in a significant improvement in production efficiencies and the cost of its final products.  Production of cosmetic products and certain nutraceuticals are still being outsourced.

We have a history of incurring net losses and net operating cash flow deficits.  We are continually researching and developing new technologies related to our organic nutraceutical products, including the production of medical foods for clinical studies in diabetes, anemia and Parkinson’s disease.  At March 31, 2013, we had cash and cash equivalents of $33,409.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through June 30, 2013.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated unaudited interim financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, and with the rules and regulations of the United states Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $2,526 at both March 31, 2013 and December 31, 2012.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2013 or December 31, 2012, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2013 and December 31, 2012.

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

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which are convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for three months ended March 31, 2013 and 2012.  The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$ (453,472)	$ (321,761)

Denominator:
Weighted-average common shares outstanding	7,444,591	7,171,255

Basic and diluted net loss per share	$ (0.06)	$ (0.04)

Common stock warrants	2,536,726	2,127,535
Series A convertible preferred stock	1,504,620	625,000
Stock options	1,001,363	498,602
Convertible debt including interest	938,512	854,326
Excluded dilutive securities	5,981,221	4,105,463

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	March 31, 2013	December 31, 2012
Raw materials	$ 257,426	$ 271,312
Finished goods	12,338	11,885
	269,764	283,197
Less: reserve for excess and obsolete inventory	(151,064)	(151,064)
	$ 118,700	$ 132,133

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following:

	March 31, 2013	December 31, 2012
Office equipment	$ 24,585	$ 24,584
Production equipment	69,903	39,791
Leasehold improvements	13,946	13,946
	108,434	78,321
Less: accumulated depreciation	(47,939)	(42,694)
	$ 60,495	$ 35,627

NOTE 5 - PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  Patent and license amortization is $790 for both the three months ended March 31, 2013 and 2012.

The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	March 31, 2013	December 31, 2012
Gross carrying amounts-patents and licenses	$ 199,380	$ 188,570
Accumulated amortization	(6,254)	(5,464)
Patents and Licenses, net	$ 193,126	$ 183,106

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consists of the following at:

	March 31, 2013	December 31, 2012
Executive compensation	$ 304,813	$ 192,552
Royalties	-	4,760
Other accruals	47,964	18,309
	$ 352,777	$ 215,621

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2013	March 31, 2012
Notes payable - current
7.85% unsecured, $772 due monthly	$ 4,322	$ 1,426
4.15% unsecured, $2,678 due monthly	13,251	21,095
	$ 17,573	$ 22,521

Convertible notes payable, net
5% unsecured due June 2013, convertible into preferred stock at $5.00 per share	$ 15,000	$ 15,000
5%, unsecured due June 2013 (net of discount related to beneficial conversion feature of $17,904 in 2013 and $35,807 in 2012), convertible into common stock at $0.45 per share	294,596	276,693
6% unsecured due June 2013 (net of discount related to beneficial conversion feature of $2,139 in 2013 and $4,277 in 2012), convertible into preferred stock at $5.00 per share	10,862	8,723
5% unsecured due June 2013, convertible into preferred stock at $5.00 per share	-	15,000
6% unsecured, convertible into common stock at $2.00 per share, due on demand	50,000	50,000
	370,458	365,416

Convertible notes payable related party, net
6% unsecured due December 2013 (net of discount related to beneficial conversion feature of $3,024 in 2013 and $11,507 in 2012), convertible into common stock at $2.00 per share	$ 66,517	$ 63,493

Entia has debt in the principal amount of $415,500 in the form of convertible notes payable of which, $340,500 is due on June 30, 2013 and $75,000 matures on December 31, 2013.  Entia also has $50,000 of debt that is due on demand, and as such, all is classified as short-term on the balance sheet.

NOTE 8 – RELATED PARTY TRANSACTIONS

Debt agreements from board member

Entia entered into a promissory note with a board member on May 17, 2012, for a 6% note for $25,000 maturing on December 31, 2013.  An additional $50,000 note from two board members is maturing on December 31, 2013.  These notes are reflected on the balance sheet, net of discount in the short-term liabilities.

Preferred stock purchase from board member

During the first quarter 2013, a board member purchased 1,000 shares of Series A preferred stock for $5,000 cash.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

On May 26, 2011, our board of directors designated 350,000 shares of preferred stock as Series A preferred stock, $0.001 par value.  The Series A preferred stock is entitled to a liquidation preference in the amount of $5 per share, votes on an as converted basis with the common stock on all matters as to which holders of common stock shall be entitled to vote, and is currently convertible into common stock on a one-for-ten basis.

During the first quarter 2013, we issued 36,400 shares of Series A Preferred stock for $182,000 cash and a note holder converted their $15,000 note along with $750 of accrued interest for 3,162 shares of Series A Preferred stock.  The note was unsecured, accruing interest at 5% per annum and was due to mature on June 30, 2013.

Common stock

There were no transactions related to common stock during the first quarter 2013 and 666 shares of common stock were issued during the same period in 2012.  This stock had a fair market value of $400.

Stock incentive plan

On September 17, 2010, our Board of Directors adopted the 2010 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including directors, executive officers, employees and consultants of the Company.  We have reserved 1,600,000 shares of common stock for issuance under the Plan with an annual increase in shares of 50,000 as of January 1 of each year; commencing January 1, 2012.  Stock options are granted at or below the closing price of our stock on the date of grant for terms ranging from four to fifteen years and generally vest over a five year period.  The fair value of option grants were calculated at the date of the grants using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2013	December 31, 2012
Expected dividend yield	-	-
Expected stock price volatility	236.55%	183.17% - 187.30%
Risk-free interest rate	1.08%	1.27% - 2.80%
Expected term (in years)	5 years	4 - 10 years
Weighted-average granted date fair value	$0.38	$0.51

A summary of option activity under the stock option plan as of March 31, 2013 and changes during the quarter then ended is presented below:

				Weighted
				Average
			Weighted	Remaining	Aggregate
	Number of	Exercise Price	Average Exercise	Contractual Term	Intrinsic
	Shares	Range	Price	(Years)	Value

Outstanding, December 31, 2011	659,242	$ 0.47-$1.00	$ 0.62	10	-

Granted	542,857	$ 0.40-$0.50	$ 0.45	9	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-

Outstanding, December 31, 2012	1,202,099	$ 0.40-$1.00	$ 0.56	7.74	-

Exercisable, December 31, 2012	830,504	$ 0.40-$1.00	$ 0.57	8.19	-

Granted	55,000	$ 0.38	$ 0.38	5	-
Exercised	-	-	$ -	-	-
Expired	-	-	$ -	-	-

Outstanding, March 31, 2013	1,257,099	$ 0.38-$1.00	$ 0.55	7.62	-

Exercisable, March 31, 2013	1,001,361	$ 0.38-$1.00	$ 0.57	8.09	-

The range of exercise prices for options outstanding under the 2010 Stock Incentive Plan at March 31, 2013 are as follows:

Number of	Exercise
shares	Price
55,000	$ 0.38
15,000	$ 0.40
20,000	$ 0.44
180,000	$ 0.45
247,242	$ 0.47
247,857	$ 0.49
254,000	$ 0.50
200,000	$ 0.85
38,000	$ 1.00
1,257,099

At March 31, 2013, the Company had 342,901 unissued shares available under the Plan.  Also, at March 31, 2013, the Company had $125,361 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 7 years.

Warrants – Consulting Agreements

Outstanding warrants to purchase common stock are as follows:

Date of Issue	March 31, 2013	Exercise Price	Expiration
March-13	88	$0.70	03/2017
February-13	35	$5.00	02/2019
January-13	20,201	$0.49 - $5.00	06/2017 - 01/2020
As of December 2012	2,516,402	$0.36 - $10.00	04/2013 - 10/2021
Total	2,536,726

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.  In determining the fair value of warrants, we employed the following key assumptions:

	March 31, 2013	March 31, 2012
Risk-Free interest rate	0.84% - 1.09%	1.08%
Expected dividend yield	0%	0%
Volatility	236.81% - 248.63%	202.65%
Expected life	5 - 7 years	7 years

At March 31, 2013 and 2012, the weighted-average Black-Scholes value of warrants granted was $0.56 and $0.89, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

On April 4, 2012, Entia Biosciences, Inc. entered into a Commercial Lease agreement with Lanz Properties, LLC for 13,081 square feet of office and warehouse space located at 13565 S.W. Tualatin-Sherwood Road, Suite 800, Sherwood, Oregon 97140.  The new lease commenced May 15, 2012 and will terminate on July 31, 2015.  No rent was payable until October 2012.  The base monthly rental rate started at $3,160, increasing to $3,260 in October 2013, and then $3,343 in June 2014.

Management believes that the new facility offers a better location and configuration for its biotechnology activities and provides significantly more space for manufacturing, fulfillment, and administration over the next three years.

Entia calculated the deferred rent amount related to the long-term lease agreement and recorded additional rent expense of $3,489 and deferred rent accrual of $3,489 and $8,499 at March 31, 2013 and December 31, 2012, respectively.

NOTE 11 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

During the first quarter 2013, 21.71% of our net sales were to two customers compared to 32.5% during first quarter 2012.  As of March 31, 2013, accounts receivable for these customers accounted for 87.37% of total accounts receivable as compared to 50% during first quarter 2012.

Vendor Concentrations

During the first quarter 2013, 33.4% of our purchases were from one vendor as compared to 68% during first quarter 2012.

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

Ergocalciferol (Vitamin D2) is another genetically-required nutrient found in naturally high concentrations in mushrooms.  Considered essential to life, Vitamin D is a powerful antioxidant that can be ingested from vegetation (D2) and/or synthesized by skin exposure to sunshine (D3) to maintain a healthy immune system and regulate cell differentiation and growth.   Recognized as a common factor in obesity, which affects more than 25% of the US population and 10% of total US medical spending, Vitamin D deficiency is now being linked with a growing number of serious conditions including diabetes, cancer, heart and bowel disease, mental illness, osteoporosis, and Multiple Sclerosis.  Health Canada estimated in 2010 that Vitamin D deficiency affects >85% of all Canadians and normalization could lower the death rate by 16.1% and economic burden by $14 billion/year.  Entia acquired the exclusive rights to technology in 2009 that dramatically increases Vitamin D2 levels in four common varieties of mushrooms using pulsed ultraviolet light, naturally boosting IUs/gram by more than 1000% within seconds.

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

Results of Operations for the Three Months ended March 31, 2013.

Revenues and Cost of Goods Sold:

	For the Three Months Ended March 31,		Change
	2013	2012	$	%
Revenues	$ 96,256	$ 66,630	$ 29,626	44.5%
Cost of Goods Sold	28,579	6,453	22,126	342.9%

Revenues.  Revenues are generated primarily from the sale of our mushroom-based nutraceutical dietary supplement products.  The 44.5% increase in revenues for the three months ending March 31, 2013 from 2012 was due to increased product sales and increase in exclusive license fee income.

Cost of Goods Sold.  Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for the three months ended March 31, 2013 increased from 2012 due to a more accurate costing system implemented for our product during 2012 and a $11,000 credit to inventory taken during first quarter 2012.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses:

	For the Three Months Ended March 31,		Change
	2013	2012	$	%
Advertising & promotion expenses	$ 46,396	$ 6,281	$ 40,115	638.7%
Consulting fees	87,338	10,552	76,786	727.7%
Professional fees	46,937	88,199	(41,262)	-46.8%
General and Administrative expenses	313,117	204,430	108,687	53.2%

Advertising and promotional expenses.  These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The increase from 2012 is caused by a major re-branding and marketing campaign.

Consulting fees.  These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology and marketing management services.  The increase in these expenses from 2012 is due to the amortization of warrants that were granted to consultants for their services during first quarter 2013.

Professional fees.  These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The decrease in professional fees from 2012 is due primarily to decreased legal and auditing fees in first quarter 2013.

General and administrative expenses.  These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation, product development, payroll and bad debt.  The increase from 2012 is attributable to an increase in stock based compensation and the increase in officer compensation for the CEO and COO.

Inflation

Inflation has not had a significant impact in the current or prior periods.

Significant changes in the number of employees

As of March 31, 2013, we have seven employees, Marvin S. Hausman, M.D., our Chief Executive Officer, Devin Andres our Chief Operating Officer, three other full and part-time employees and two paid interns.  As our operations expand we anticipate the need to hire additional employees, and contract with additional consultants; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

At March 31, 2013, cash totaled $33,409, compared to $13,081 at December 31, 2012.  The primary reasons for the net increase in 2013 are described below.  Working capital was $(1,009,627) at March 31, 2013, compared to $(864,921) at December 31, 2012.  The change in working capital was due primarily to the accrual of the increase in compensation not yet paid to our executive officers.  The net change in cash and cash equivalents for the periods presented was comprised of the following:

	For the Three Months Ended March 31,		Change
	2013	2012	$	%
Net cash provided by (used in)
Operating activities	$ (120)	$ (59)	$ (61)	103.4%
Investing activities	(42)	(35)	(7)	20.0%
Financing activities	182	86	96	111.6%

Operating Activities.  The increase in net cash flows used from operating activities was due primarily to a larger net loss from operating activities and an increase in accounts receivable during the three months ended March 31, 2013.

Investing Activities.  The increase in net cash flows used from investing activities was due primarily to acquisitions of patents and patents pending and the purchase of fixed assets.

Financing Activities.  The increase in net cash flows from financing activities was due primarily to proceeds from the issuance of Series A Preferred Stock.

Future Liquidity.  We have a history of incurring net losses and negative operating cash flows.  We are also deploying new technologies and continue to develop commercial products and services.  Based on our cash on hand, income from operations and the degree to which our burn rate can be reduced while continuing operations, management believes it has sufficient funds to remain operational through June 2013..

We expect our revenues to increase in the second quarter of 2013.  Notwithstanding that expected increase in revenues, we anticipate that we will continue to generate losses in 2013 and therefore we may be unable to continue operations in the future.   In order for us to continue as a going concern and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues or reduce operating costs or take all of these actions.  We will require additional capital of at least approximately $340,500 to repay debt maturing on June 30, 2013 and we intend to raise the monies by undertaking one or more equity private placements.  We may also pursue re-negotiation and re-structuring of the debt.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce our operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction in operating costs could jeopardize our ability to launch, market, and sell new nutraceutical supplement products necessary to grow and sustain our operations.

Subsequent Events

There have been no subsequent events as of the date of this filing.

Going Concern

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At March 31, 2013, we had cash and cash equivalents of $33,409.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through June 30, 2013.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2012, Item 9A filed on March 30, 2012 still exist, and therefore our disclosure controls and procedures were not effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

As of March 31, 2013, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

See Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and the discussion above in Part I, Item 2, under " Liquidity and Capital Resources.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have undertaken a private placement of convertible preferred stock for up to $1.5 million.  During the first quarter 2013, 36,400 shares of Series A Preferred stock were issued for $182,000 in cash while 3,162 shares were issued for conversion of notes payable and interest accrued.  On January 17, 2013, an additional 1,000 shares were purchased by Marvin S Hausman, M.D., our CEO, President, Acting CFO and Chairman of the board for $5,000 cash.  Each preferred share is currently convertible into 10 shares of common stock.  The issuance of the preferred shares was exempt from registration based on Regulation D, Rule 506 and Section 4(2) and under the Securities Act.

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

Entia Biosciences, Inc.

May 10, 2013	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)