Form 10-Q
period 2013-06-30
Entia Biosciences, Inc.
filed 2013-08-13
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

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

On August 14, 2013, 7,727,749 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash	$13,161	$13,081
Accounts receivable, net	81,341	62,397
Inventory, net	107,458	132,133
Interest income receivable	5,002	4,083
Prepaid expenses	18,145	32,542
Total Current Assets	225,107	244,236

Property and Equipment, net	61,867	35,627

Patents and license, net	334,976	183,106

Total Assets	$621,950	$462,969

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$800,548	$654,919
Short-term convertible notes payable, net of discount related-party	-	63,493
Short-term convertible notes payable, net of discount	362,500	365,416
Capital lease payable	1,404	2,808
Notes payable	148,250	22,521
Total Current Liabilities	1,312,702	1,109,157

Long Term Liabilities:
Capital lease payable	2,105	2,105
Total Long Term Liabilities	2,105	2,105

Total Liabilities	1,314,807	1,111,262

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
Series A preferred stock, 350,000 shares designated, 241,194 and
109,900 shares issued and outstanding, respectively, aggregate
liquidation value of $1,205,970 and $549,500, respectively	241	110
Common stock, $0.001 par value, 150,000,000 shares authorized,
7,596,170 and 7,444,591 shares issued and outstanding, respectively	7,596	7,444
Stock subscription receivable	(49,000)	(49,000)
Additional paid-in capital	6,449,354	5,115,587
Deferred compensation	(282,512)	(394,510)
Accumulated deficit	(6,818,536)	(5,327,924)

Total Stockholders' Equity (Deficit)	(692,857)	(648,293)

Total Liabilities and Stockholders' Equity (Deficit)	$621,950	$462,969

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUES	$ 73,887	$ 124,021	$ 170,143	$ 190,651

COST OF GOODS SOLD	29,408	31,674	57,987	38,127

GROSS PROFIT	44,479	92,347	112,156	152,524

OPERATING EXPENSES
Advertising and promotion	81,878	3,161	128,273	9,442
Professional fees	30,302	30,513	77,239	81,304
Consulting fees	441,401	108,152	528,739	157,200
General and administrative	493,896	270,222	805,814	473,564

Total Operating Expenses	1,047,477	412,048	1,540,065	721,510

LOSS FROM OPERATIONS	(1,002,998)	(319,701)	(1,427,909)	(568,986)

OTHER INCOME (EXPENSES)
Interest income	2,450	-	4,898	-
Interest expense	(37,790)	(127,686)	(67,601)	(200,162)
Gain on extinguishment of debt	-	75,315	0	75,315
Total Other Income (Expenses)	(35,340)	(52,371)	(62,703)	(124,847)

NET LOSS	$ (1,038,338)	$ (372,072)	$ (1,490,612)	$ (693,833)

DEEMED DIVIDEND RELATED TO BENEFICIAL
CONVERSION FEATURE OF CONVERTIBLE
PREFERRED STOCK	-	(21,400)	-	(21,400)

NET LOSS PER SHARE ALLOCABLE TO COMMON
STOCKHOLDERS	$ (1,038,338)	$ (393,472)	$ (1,490,612)	$ (715,233)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$ (0.14)	$ (0.05)	$ (0.20)	$ (0.10)

Weighted common shares outstanding
- basic and diluted	7,456,281	7,209,206	7,308,930	7,190,229

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2012 and
FOR THE INTERIM PERIOD ENDED JUNE 30, 2013
(Unaudited)
					Additional				Total Stockholders'
	Preferred Stock		Common Stock		Paid	Deferred	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	In Capital	Compensation	Subscriptions	Deficit	(Deficit)
Balance -December 31, 2011	43,500	$ 44	7,171,175	$ 7,171	$ 4,272,792	$ (497,383)	$ -	$ (4,042,376)	$ (259,752)
Issuance of preferred stock for cash	57,400	57	-	-	286,942	-	-	-	286,999
Issuance of preferred stock for
cancellation of debt	2,000	2	-	-	9,998	-	-	-	10,000
Issuance of preferred stock for services	7,000	7	-	-	34,993	-	-	-	35,000
Deemed dividend related to beneficial conversion
feature of convertible preferred stock	-	-	-	-	21,400	-	-	(21,400)	-
Issuance of warrants in connection with
convertible notes payable	-	-	-	-	27,704	-	-	-	27,704
Issuance of common stock for license agreement	-	-	50,000	50	25,451	-	-	-	25,501
Issuance of common stock and warrants for cash	-	-	100,000	100	39,900	-	-	-	40,000
Issuance of common stock for note receivable	-	-	122,500	122	48,878	-	(49,000)	-	-
Stock compensation	-	-	916	1	170,456	-	-	-	170,457
Issuance of warrants for services	-	-	-	-	128,540	(128,540)	-	-	-
Issuance of warrants for extension on debt	-	-	-	-	48,533	-	-	-	48,533
Amortization of deferred compensation	-	-	-	-	-	231,413	-	-	231,413
Net loss	-	-	-	-	-	-	-	(1,264,148)	(1,264,148)

Balance - December 31, 2012	109,900	110	7,444,591	7,444	5,115,587	(394,510)	(49,000)	(5,327,924)	(648,293)
Issuance of preferred stock for cash	74,400	74	-	-	371,926	-	-	-	372,000
Issuance of preferred stock for
cancellation of debt	3,162	3	-	-	15,747	-	-	-	15,750
Issuance of preferred stock for conversion
of convertible notes payable	23,332	23	-	-	116,629	-	-	-	116,652
Issuance of preferred stock for
conversion of accounts payable	30,400	31	-	-	151,970	-	-	-	152,001
Issuance of common stock for conversion
of accrued compensation	-	-	141,579	142	64,069	-	-	-	64,211
Stock compensation	-	-	-	-	259,721	-	-	-	259,721
Issuance of common stock for services		-	10,000	10	4,990				5,000
Issuance of warrants for services	-	-	-	-	348,715	(348,715)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	460,713	-	-	460,713
Net loss	-	-	-	-	-	-	-	(1,490,612)	(1,490,612)

Balance - June 30, 2013	241,194	$ 241	7,596,170	$ 7,596	$ 6,449,354	$ (282,512)	$ (49,000)	$ (6,818,536)	$ (692,857)

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,490,612)	$(693,833)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation/amortization	14,410	11,111
Gain on extinguishment of note payable	-	(78,125)
Amortization of discount on convertible notes	51,591	137,695
Stock-based compensation	725,434	321,275
Changes in operating assets and liabilities:
Accounts receivable	(18,944)	1,005
Inventory	24,675	6,086
Prepaid expenses	14,397	17,874
Other current assets	(919)	-
Accounts payable and accrued expenses	365,541	153,408
NET CASH USED IN OPERATING ACTIVITIES	(314,427)	(123,504)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(38,105)	(13,970)
Acquisition of patents and patents pending (net)	(5,117)	(50,695)
NET CASH USED IN INVESTING ACTIVITIES	(43,222)	(64,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, preferred stock and warrants	372,000	159,000
Proceeds from convertible notes payable short-term	-	13,000
Net change in notes payable	(14,271)	(7,507)
Proceeds from convertible note payable-related party	-	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	357,729	189,493

NET CHANGE IN CASH	80	1,324
Cash at beginning of period	13,081	16,639
Cash at end of period	$13,161	$17,963

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$770	$725
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING
AND INVESTING ACTIVITIES:
Deemed distribution	$-	$21,400
Conversion of accounts payable, accrued compensation,
notes payable and accrued interest to preferred stock and common stock	$348,614	$10,000
Warrants issued for extinguishment of debt	$-	$48,533
Stock issued for license	$-	$25,501
Debt issued for license	$140,000	$-
Warrants issued in connection with notes payable	$-	$27,704

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

On January 9, 2012, the Nevada Secretary of State accepted an amendment to our Articles of Incorporation to change the name to Entia Biosciences, Inc. (Entia, the Company, us, we or our) and to form a wholly owned subsidiary named Total Nutraceutical Solutions, Inc. (TNS).  Entia is an emerging biotechnology company engaged in the discovery, formulation and marketing of natural compounds and whole foods that can be used in branded medical foods, nutraceuticals, cosmetics and other products sold by us, our TNS subsidiary and by third parties.

On May 15, 2012, Entia moved to its current location in order to increase its in-house research and manufacturing capability, increase its warehouse storage capacity, and accommodate anticipated increases in order fulfillment and staffing.  By moving to the larger facility, Entia was able to vertically integrate its Vitamin D enhancement technology and the milling, blending, encapsulating, bottling, labeling, packaging and fulfillment of its products. This move resulted in a significant improvement in production efficiencies and the cost of its final products.  During second quarter of 2013, we added five new clean rooms and integrated the production and manufacturing of our cosmetic products which will significantly increase efficiencies while reducing costs.

We have a history of incurring net losses and net operating cash flow deficits.  We are continually researching and developing new technologies related to our organic nutraceutical products, including the production of medical foods for clinical studies in diabetes, anemia and Parkinson’s, which includes the completion of an ErgoD2 study on a diabetic population in Curacao.  At June 30, 2013, we had cash and cash equivalents of $13,161.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through September 30, 2013.

In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  The issuance of equity securities will also cause dilution to our shareholders.  If external sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including personnel costs, which could jeopardize our future strategic initiatives and business plans.  The accompanying consolidated financial statements have been prepared assuming that the company continues as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated unaudited interim financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $2,526 at both June 30, 2013 and December 31, 2012.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2013 or December 31, 2012, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2013 and June 30, 2012.

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

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which are convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012.   The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$ (1,038,339)	$ (393,472)	$ (1,490,612)	$ (715,233)

Denominator:
Weighted-average common shares outstanding	7,456,281	7,209,206	7,308,930	7,190,229

Basic and diluted net loss per share	$ (0.14)	$ (0.05)	$ (0.20)	$ (0.10)

Common stock warrants	3,495,902	2,464,471	3,495,902	2,464,471
Series A convertible preferred stock	2,411,940	843,000	2,411,940	843,000
Stock options	1,450,172	591,179	1,450,172	591,179
Convertible debt including interest	816,516	395,624	816,516	395,624
Excluded dilutive securities	8,174,530	4,294,274	8,174,530	4,294,274

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	June 30, 2013	December 31, 2012
Raw materials	$ 248,847	$ 271,312
Finished goods	9,675	11,885
	258,522	283,197
Less: reserve for excess and obsolete inventory	(151,064)	(151,064)
	$ 107,458	$ 132,133

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following:

	June 30, 2013	December 31, 2012
Office equipment	$ 24,585	$ 24,584
Production equipment	70,872	39,791
Leasehold improvements	20,267	13,946
	115,724	78,321
Less: accumulated depreciation	(53,857)	(42,694)
	$ 61,867	$ 35,627

NOTE 5 - PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  Patent and license amortization is $2,457 and $790 for the three months ended June 30, 2013 and 2012, respectively and $3,247 and $1,580 for the six months ended June 30, 2013 and 2012, respectively.

The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	June 30, 2013	December 31, 2012
Gross carrying amounts-patents and licenses	$ 343,687	$ 188,570
Accumulated amortization	(8,711)	(5,464)
Patents and Licenses, net	$ 334,976	$ 183,106

On May 1, 2013, we entered into an exclusive license agreement with Penn State Research Foundation (PSRF) for 15 years to market and sell product under a patent issued to PSRF in the United States.  We incurred a license fee of $150,000 for this agreement and we are amortizing it over the life of the agreement.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses (included with accounts payable) consists of the following at:

	June 30, 2013	December 31, 2012
Executive compensation	$ 337,107	$ 192,552
Royalties	-	4,760
Other accruals	27,370	18,309
	$ 364,477	$ 215,621

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2013	December 31, 2012
Notes payable - current
7.85% unsecured, $772 due monthly	$ 2,778	$ 1,426
4.15% unsecured, $2,678 due monthly	5,472	21,095
0.00% unsecured, $70,000 due in November 2013 and $70,000 due in May 2014	140,000	-
	$ 148,250	$ 22,521

Convertible notes payable, net
5% unsecured due June 2013, convertible into preferred stock at $5.00 per share	$ -	$ 15,000
6%, unsecured due June 2013 (net of discount related to beneficial conversion feature of $0 in 2013 and $35,807 in 2012), convertible into common stock at $0.45 per share	312,500	276,693
6% unsecured due June 2013 (net of discount related to beneficial conversion feature of $0 in 2013 and $4,277 in 2012), convertible into preferred stock at $5.00 per share	-	8,723
5% unsecured due June 2013, convertible into preferred stock at $5.00 per share	-	15,000
6% unsecured, convertible into common stock at $2.00 per share, due December 2013	50,000	50,000
	$ 362,500	$ 365,416

Convertible notes payable related party, net
6% unsecured due December 2013 (net of discount related to beneficial conversion feature of $0 in 2013 and $11,507 in 2012), convertible into common stock at $2.00 per share	$ -	$ 63,493

Entia has debt in the principal amount of $362,500 in the form of two convertible notes payable; $50,000 is due on December 31, 2013 and $312,500 that matured on June 30, 2013.  Subsequent to June 30, 2013, Entia was successful in negotiating an extension on the note for $312,500 at a rate of 8% due on June 30, 2014.  During the three months ended June 30, 2013, Entia also negotiated a conversion of $28,000 of debt and $1,840 of accrued interest that was due on June 30, 2013 and $75,000 of its debt and $11,812 of accrued interest that was due to mature on December 31, 2013 into Series A preferred stock at $5.00 per share.

Entia entered into an exclusive license agreement with PSRF for 15 years to market and sell product under a patent issued to PSRF in the United States.  We incurred a license fee of $150,000 for this agreement where we paid $10,000 upfront and we owe $70,000 on November 30, 2013 and another $70,000 on May 31, 2014.  This debt does not accrue interest and is classified as a short-term liability on the balance sheet.

NOTE 8 – RELATED PARTY TRANSACTIONS

Debt agreements from board member

Entia entered into a promissory note with a board member during 2012, for a 6% note for $75,000 maturing on December 31, 2013.  These notes plus accrued interest of $11,812 were converted on June 4, 2013, into Series A preferred stock at $5.00 per share.

Preferred stock purchase from board member

On June 11, 2013, a board member executed a convertible promissory note in the amount of $40,000.  The note stated no interest and was due on July 1, 2013.  We granted the board member a five year warrant to purchase 10,000 shares of common stock at $0.45.   The warrants are to vest 100% on July 1, 2013.  This note was paid off prior to June 30, 2013.

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

During the second quarter 2013, we issued 90,732 shares of Series A preferred stock for the following:

•

37,000 shares for $185,000 cash

•

30,400 shares for converting of $152,001 of accounts payable

•

23,332 shares for converting $116,652 of debt and accrued interest

During the first quarter 2013, we issued 37,400 shares of Series A preferred stock for $187,000 cash and a note holder converted their $15,000 note along with $750 of accrued interest for 3,162 shares of Series A Preferred stock.  The note was unsecured, accruing interest at 5% per annum and was due to mature on June 30, 2013.

Common stock

During the second quarter 2013, we issued 131,579 shares of common stock with a value of $59,211 in exchange for accrued payroll by one of our officers.  We also issued 10,000 shares with a value of $5,000 to an employee as part of her employment agreement and another 10,000 shares to a vendor in association with a consulting agreement signed May 1, 2013.

Stock incentive plan

On September 17, 2010, our Board of Directors adopted the 2010 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including directors, executive officers, employees and consultants of the Company.  We have reserved 1,600,000 shares of common stock for issuance under the Plan with an annual increase in shares of 50,000 as of January 1 of each year; commencing January 1, 2012.  On April 29, 2013, the stockholders of Entia approved an increase in the number of shares of common stock for issuance under the Plan by 1,500,000.  This brought the number of options available under the Plan to 3,100,000 authorized.  Stock options are granted at or below the closing price of our stock on the date of grant for terms ranging from four to fifteen years and generally vest over a five year period.  The fair value of option grants were calculated at the date of the grants using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2013	December 31, 2012
Expected dividend yield	-	-
Expected stock price volatility	229.66% - 236.55%	183.17% - 187.30%
Risk-free interest rate	0.95% - 1.08%	1.27% - 2.80%
Expected term (in years)	5 - 10 years	4 - 10 years
Weighted-average granted date fair value	$0.46	$0.51

A summary of option activity under the stock option plan as of June 30, 2013 and changes during the quarter then ended is presented below:

				Weighted
				Average
			Weighted	Remaining
	Number	Exercise	Average	Contractual	Aggregate
	of	Price	Exercise	Term	Intrinsic
	Shares	Range	Price	(Years)	Value

Outstanding, December 31, 2011	659,242	$0.47 - $1.00	$ 0.62	10	-

Granted	542,857	$0.40 - $0.50	$ 0.45	9	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-

Outstanding, December 31, 2012	1,202,099	$0.40 - $1.00	$ 0.56	7.74	-

Exercisable, December 31, 2012	830,504	$0.40 - $1.00	$ 0.57	8.19	-

Granted	915,000	$0.40 - $0.50	$ 0.46	6.95	-
Exercised	-	-	$ -	-	-
Expired	-	-	$ -	-	-

Outstanding, June 30, 2013	2,117,099	$0.38 - $1.00	$ 0.51	7.40	-

Exercisable, June 30, 2013	1,450,172	$0.38 - $1.00	$ 0.53	7.76	-

The range of exercise prices for options outstanding under the 2010 Stock Incentive Plan at June 30, 2013 are as follows:

Number of	Exercise
shares	Price
55,000	$ 0.38
135,000	$ 0.40
20,000	$ 0.44
540,000	$ 0.45
247,242	$ 0.47
247,857	$ 0.49
634,000	$ 0.50
200,000	$ 0.85
38,000	$ 1.00
2,117,099

At June 30, 2013, the Company had 982,901 unissued shares available under the Plan.  Also, at June 30, 2013, the Company had $230,901 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 7 years.

Warrants – Consulting Agreements

Outstanding warrants to purchase common stock are as follows:

Date of Issue	June 30, 2013	Exercise Price	Expiration
June-13	850,852	$0.45 - $5.00	06/2016 - 06/2020
May-13	-
April-13	-
March-13	88	$0.70	03/2017
February-13	35	$5.00	02/2019
January-13	20,201	$0.49 - $5.00	06/2017 - 01/2020
As of December 2012	2,624,726	$0.36 - $10.00	04/2013 - 10/2021
Total	3,495,902

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.  In determining the fair value of warrants, we employed the following key assumptions:

	June 30, 2013	June 30, 2012
Risk-Free interest rate	0.84% - 1.09%	1.07% - 1.08%
Expected dividend yield	0%	0%
Volatility	230.04% - 248.63%	202.65% - 235.42%
Expected life	4 - 7 years	5 - 7 years

At June 30, 2013 and 2012, the weighted-average Black-Scholes value of warrants granted was $0.45 and $0.56, respectively.

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

Entia calculated the deferred rent amount related to the long-term lease agreement and recorded additional rent expense of $3,597 and $0 for the three months ended June 30, 2013 and 2012, respectively and $7,086 and $0 for the six months ended June 30, 2013 and 2012, respectively and deferred rent accrual of $15,585 and $8,499 at June 30, 2013 and December 31, 2012, respectively.

NOTE 11 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

For the three months ended June 30, 2013, approximately 41% of our net sales were to four customers compared to 74% for the three months ended June 30, 2012.  For the six months ended June 30, 2013, approximately 35% of our net sales were to four customers compared to approximately 58% for the six months ended June 30, 2012.  Accounts receivable at June 30, 2013 for these customers accounted for approximately 96% of total accounts receivable compared to 93% at June 30, 2012.

Vendor Concentrations

During the second quarter 2013, approximately 47% of our purchases were from four vendor as compared to 57% from one vendor during second quarter 2012.

NOTE 12 – SUBSEQUENT EVENTS

•

On July 1, 2013, Entia issued 20,775 shares of Series A preferred stock to six investors for $103,875 cash.

•

We were able to successfully negotiate an extension on a note that was due on June 30, 2013 until June 30, 2014.  Face value of the note is $312,500 and has accrued interest in the amount of $41,010 as of June 30, 2013.  The note will accrue interest at 8% through June 30, 2014.  In exchange for the extension, we issued 200,000 warrants with an exercise price of $0.45 per share with a 3-year term.  All the warrants vested on July 1, 2013 and were valued using the Black-Scholes valuation model.  We calculated the fair value of the warrants at $98,006.

•

In July, 2013, we issued 131,579 shares of common stock with a value of $59,211 in exchange for accrued payroll by one of our officers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Entia Biosciences, Inc. (also referred to as “Entia” or "the Company") is an emerging biotechnology company that has acquired the exclusive world-wide rights to the genetic transporter for Ergothioneine (Ergo), a powerful amino acid that Entia believes is essential to life.  As of June 30, 2013, we have received Notices of Issuance for the Ergothionene Transporter patent from the United States, Canada and Israel.  Ergo cannot be synthesized by mammals but is acquired exclusively from the diet and carried by this unique and specific transporter (human gene symbol SLC22A4) to cells throughout the body.  Research studies started during 2011 by Entia have confirmed significant transporter activity in diabetes, arthritis and other serious non-communicable chronic conditions, suggesting an important physiologic roll for Ergo in diseases afflicting millions of people world-wide.  As of the second quarter, 2013, we completed a pre-clinical and clinical study using our formulated medical food, ErgoD2®, containing increased concentrations of the antioxidants Vitamin D2 and Ergo.  Significant results from these studies are expected to be submitted for publication in peer-reviewed medical journals during third quarter 2013.

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

Ergocalciferol (Vitamin D2) is another genetically-required nutrient found in naturally high concentrations in mushrooms.  Considered essential to life, Vitamin D is a powerful antioxidant that can be ingested from vegetation (D2) and/or synthesized by skin exposure to sunshine (D3) to maintain a healthy immune system and regulate cell differentiation and growth.   Recognized as a common factor in obesity, which affects more than 25% of the US population and 10% of total US medical spending, Vitamin D deficiency is now being linked with a growing number of serious conditions including diabetes, cancer, heart and bowel disease, mental illness, osteoporosis, and Multiple Sclerosis.  Health Canada estimated in 2010 that Vitamin D deficiency affects >85% of all Canadians and normalization could lower the death rate by 16.1% and economic burden by $14 billion/year.  Entia acquired from the Penn State Research Foundation (PSRF) the exclusive rights to technology in 2009 that dramatically increases Vitamin D2 levels in mushrooms using pulsed ultraviolet light, naturally boosting IUs/gram by more than 1000% within seconds.  The patent was issued by the U.S. Patent-Trademark Office to PSRF in December 2012 and, in May 2013, we expanded the commercialization rights for the technology to all ingestible and non-ingestible applications worldwide.  Specifically excluded in this agreement is U.S. supermarket sales of fresh, frozen or canned Agaricus bisporus and any pre-existing rights created by the use of U.S. government funding.

Entia’s commercialization strategy for this technology is to develop and scientifically validate the benefits of proprietary medical food products, high-end cosmetics, functional ingredients, nutritional supplements and other products containing Ergo and/or Vitamin D2.   Unlike Vitamin D, there are currently no commercially available diagnostic tests that can measure Ergo levels.  Entia believes that its commercialization strategy will be significantly enhanced with the development of a cost effective method of baseline testing to determine deficiency levels in the general population and confirm the need for supplementation with the company’s medical food products.

The non-therapeutic market for consumer “wellness and health and beauty” (cosmetics, vitamins and nutritional supplements) is booming and expected to continue its healthy growth.  Nearly three-quarters of American adults report using dietary supplements, and the market is currently worth nearly $30 billion in the U.S.   Entia believes that the emerging therapeutic market for supplementation (medical foods and functional ingredients) could be much larger in the next decade as the benefits of the technology become more broadly understood and accepted.  The U.S. nutraceutical market is expected to be worth more than $4 billion by 2015, with compound annual growth of 8% from 2011 to 2015.  Additionally, the functional food and drink market is outpacing conventional food and drinks globally by about 4% per year.

Entia’s extraction technologies facilitate the production of two unique organic compounds.  These compounds are utilized in the production of a new line of cosmetic products, to be launched under the GROH® Ergo Boost brand in Q3 2013.  Initially these products will be launched exclusively through high-end retail salons and spas as Professional Products.  In order to avoid brand and channel conflict during the launch, management ceased marketing GROH® Healthy Hair & Nail supplements directly to the consumer in second quarter 2013 which resulted in an anticipated decrease in revenue that we feel will rebound starting in fourth quarter 2013.

Results of Operations for the Three and Six Months ended June 30, 2013 and 2012.

Revenues and Cost of Goods Sold:

	For the Three Months Ended June 30,		Change
	2013	2012	$	%
Revenues	$ 73,887	$ 124,021	$ (50,134)	-40.4%
Cost of Goods Sold	29,408	31,674	(2,266)	-7.2%

	For the Six Months Ended June 30,		Change
	2013	2012	$	%
Revenues	$ 170,143	$ 190,651	$ (20,508)	-10.8%
Cost of Goods Sold	$ 57,987	$ 38,127	$ 19,860	52.1%

Revenues.  Revenues are generated primarily from the sale of our mushroom-based nutraceutical dietary supplement products.  The decrease in revenues for the three and six months ended June 30, 2013 from 2012 was due to a focus on our new commercialization strategy.

Cost of Goods Sold.   Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for the three months ended June 30, 2013 decreased from 2012 due to the product mix sold and better efficiencies in production.  The increase in cost of goods sold during the six months ended June 30, 2013 from 2012 is due to a credit taken against inventory in 2012 due to an inventory adjustment.  Entia has since put in place a more accurate costing and inventory system.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses:

	For the Three Months Ended June 30,		Change
	2013	2012	$	%
Advertising & promotion expenses	$ 81,878	$ 3,161	$ 78,717	2490.3%
Consulting fees	441,401	108,152	333,249	308.1%
Professional fees	30,302	30,513	(211)	-0.7%
General and Administrative expenses	493,896	270,222	223,674	82.8%

	For the Six Months Ended June 30,		Change
	2013	2012	$	%
Advertising & promotion expenses	$ 128,273	$ 9,442	$ 118,831	1258.5%
Consulting fees	528,739	157,200	371,539	236.3%
Professional fees	77,239	81,304	(4,065)	-5.0%
General and Administrative expenses	805,814	473,564	332,250	70.2%

Advertising and promotional expenses.  These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The increase from 2012 is caused by the implementation of the new commercialization strategy, branding, product development and marketing campaign which began during first quarter 2013.

Consulting fees.  These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology and marketing management services.  The increase in these expenses from 2012 is due to the amortization of warrants that were granted to consultants for their services during first and second quarter 2013 totaling approximately $460,000 and for the commissions paid to our consultant for the issuance of the Series A preferred stock.

Professional fees.  These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The decrease in professional fees from 2012 is due primarily to decreased legal, accounting and auditing fees in first two quarters of 2013.

General and administrative expenses.  These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation, product development, payroll and bad debt.  The increase from 2012 is attributable to an increase in stock based compensation and the increase in payroll expenses.

Inflation

Inflation has not had a significant impact in the current or prior periods.

Significant changes in the number of employees

During second quarter 2013, we had twelve employees; Marvin S. Hausman, M.D., Chief Executive Officer, Devin Andres, Chief Operating Officer and ten other full and part-time employees.  We anticipate continued expansion of our operations and the need to hire additional employees, and contract with additional consultants; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

At June 30, 2013, cash totaled $13,161, compared to $13,081 at December 31, 2012.  The primary reasons for the net increase in 2013 are described below.  Working capital was $(1,087,595) at June 30, 2013, compared to $(864,921) at December 31, 2012.  The change in working capital was due primarily to the accrual of the increase in compensation not yet paid to our executive officers.  The net change in cash for the periods presented was comprised of the following:

	For the Six Months Ended June 30,		Change
	2013	2012	$	%
Net cash provided by (used in)
Operating activities	$ (304)	$ (124)	$ (180)	145.2%
Investing activities	(53)	(65)	12	-18.5%
Financing activities	358	189	169	89.4%

Operating Activities.  The increase in net cash flows used from operating activities was due primarily to a larger net loss from operating activities during the three months ended June 30, 2013.

Investing Activities.  The decrease in net cash flows used from investing activities was due primarily to acquisitions of patents and patents pending and the purchase of fixed assets in 2012.

Financing Activities.  The increase in net cash flows from financing activities was due primarily to proceeds from the issuance of Series A Preferred Stock.

Future Liquidity.  We have a history of incurring net losses and negative operating cash flows.  We are also deploying new technologies and continue to develop commercial products and services.  Based on our cash on hand, income from operations and the degree to which our burn rate can be reduced while continuing operations, management believes it has sufficient funds to remain operational through September 2013.

We expect our revenues to increase in the third quarter of 2013.  Notwithstanding that expected increase in revenues, we anticipate that we will continue to generate losses in 2013 and therefore we may be unable to continue operations in the future.   In order for us to continue as a going concern and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues or reduce operating costs or take all of these actions.  We will require additional capital of at least approximately $120,000 to repay debt maturing in fourth quarter 2013, and we intend to raise the monies by undertaking one or more equity private placements.  We may also pursue re-negotiation and re-structuring of the debt.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce our operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction in operating costs could jeopardize our ability to launch, market, and sell new nutraceutical supplement products necessary to grow and sustain our operations.

Subsequent Events

•

On July 1, 2013, Entia issued 20,775 shares of Series A preferred stock to six investors for $103,875 cash.

•

We were also able to successfully negotiate an extension on a note that was due on June 30, 2013 until June 30, 2014.  Face value of the note is $312,500 and has accrued interest in the amount of $41,010 as of June 30, 2013.  The note will accrue interest at 8% through June 30, 2014.  In exchange for the extension, we issued 200,000 warrants with an exercise price of $0.45 per share with a 3-year term.  All the warrants vested on July 1, 2013 and were valued using the Black-Scholes valuation model.  We calculated the fair value of the warrants at $98,006.

•

In July, 2013, we issued 131,579 shares of common stock with a value of $59,211 in exchange for accrued payroll by one of our officers.

Going Concern

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At June 30, 2013, we had cash and cash equivalents of $13,161.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through September 30, 2013.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2012, Item 9A filed on March 30, 2013 still exist, and therefore our disclosure controls and procedures were not effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

As of June 30, 2013, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have undertaken a private placement of convertible preferred stock for up to $1.5 million.  During the second quarter of 2013, we issued an aggregate of 37,000 shares of Series A preferred stock to six investors for $185,000 cash, 30,400 shares of Series A preferred stock for the conversion of $152,001 of accounts payable and 23,332 shares of Series A preferred stock for the conversion of $116,652 of notes payable and accrued interest. During the first quarter 2013, 36,400 shares of Series A preferred stock were issued for $182,000 in cash while 3,162 shares were issued for conversion of notes payable and interest accrued.  On January 17, 2013, an additional 1,000 shares were purchased by Marvin S Hausman, M.D., our CEO, President, Acting CFO and Chairman of the board for $5,000 cash.  Each preferred share is currently convertible into 10 shares of common stock.  The issuance of the preferred shares was exempt from registration based on Regulation D, Rule 506 and Section 4(2) and under the Securities Act.

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

Entia Biosciences, Inc.

August 14, 2013	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)