Form 10-Q
period 2013-09-30
Entia Biosciences, Inc.
filed 2013-11-14
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

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

On November 8, 2013, 7,944,999 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Part 1: FINANCIAL INFORMATION

Item 1. Financial Statements

ENTIA BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash	$45,355	$13,081
Accounts receivable, net	93,264	62,397
Inventory, net	128,419	132,133
Interest income receivable	4,595	4,083
Prepaid expenses	13,515	32,542
Total Current Assets	285,148	244,236
Property and Equipment, net	72,094	35,627
Patents and license, net	346,325	183,106
Total Assets	$703,567	$462,969

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$911,477	$654,919
Short-term convertible notes payable, net of discount related-party	-	63,493
Short-term convertible notes payable, net of discount	324,645	365,416
Capital lease payable	702	2,808
Notes payable	144,237	22,521
Total Current Liabilities	1,381,061	1,109,157
Long Term Liabilities:
Capital lease payable	2,105	2,105
Total Long Term Liabilities	2,105	2,105
Total Liabilities	1,383,166	1,111,262

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
Series A preferred stock, 350,000 shares designated,
269,969 and 109,900 shares issued and outstanding,
respectively, aggregate liquidation value of $1,349,845
and $549,500, respectively	270	110
Common stock, $0.001 par value, 150,000,000 shares authorized,
7,832,999 and 7,444,591 shares issued and outstanding, respectively	7,833	7,444
Stock subscription receivable	(49,000)	(49,000)
Additional paid-in capital	6,962,900	5,115,587
Deferred compensation	(232,543)	(394,510)
Accumulated deficit	(7,369,059)	(5,327,924)
Total Stockholders' Equity (Deficit)	(679,599)	(648,293)
Total Liabilities and Stockholders' Equity (Deficit)	$703,567	$462,969

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

REVENUES	$ 92,102	$ 72,604	$ 262,245	$ 263,255

COST OF GOODS SOLD	33,560	23,611	91,547	61,738

GROSS PROFIT	58,542	48,993	170,698	201,517

OPERATING EXPENSES
Advertising and promotion	23,399	13,259	151,672	26,026
Professional fees	38,493	33,717	115,731	115,021
Consulting fees	79,365	38,367	608,104	192,242
General and administrative	396,337	193,676	1,202,148	667,240

Total Operating Expenses	537,594	279,019	2,077,655	1,000,529

LOSS FROM OPERATIONS	(479,052)	(230,026)	(1,906,957)	(799,012)

OTHER INCOME (EXPENSES)
Interest income	2,512	-	7,412	-
Interest expense	(34,188)	(50,743)	(101,790)	(250,905)
Gain on extinguishment of debt	-	-	-	75,315
Total Other Income (Expenses)	(31,676)	(50,743)	(94,378)	(175,590)

NET LOSS	$ (510,728)	$ (280,769)	$ (2,001,335)	$ (974,602)

DEEMED DIVIDEND RELATED TO BENEFICIAL
CONVERSION FEATURE OF CONVERTIBLE
PREFERRED STOCK	(39,800)	-	(39,800)	(21,400)

NET LOSS PER SHARE ALLOCABLE TO COMMON
STOCKHOLDERS	$ (550,528)	$ (280,769)	$ (2,041,135)	$ (996,002)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$ (0.07)	$ (0.04)	$ (0.28)	$ (0.14)

Weighted common shares outstanding
- basic and diluted	7,712,950	7,209,206	7,395,137	7,190,229

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2012 and
FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2013
(Unaudited)
					Additional		Stock		Total Stockholders'
	Preferred Stock		Common Stock		Paid	Deferred	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	In Capital	Compensation	Receivable	Deficit	(Deficit)
Balance -December 31, 2011	43,500	$ 44	7,171,175	$ 7,171	$ 4,272,792	$ (497,383)	$ -	$ (4,042,376)	$ (259,752)
Issuance of preferred stock for cash	57,400	57	-	-	286,942	-	-	-	286,999
Issuance of preferred stock for cancellation of debt	2,000	2	-	-	9,998	-	-	-	10,000
Issuance of preferred stock for services	7,000	7	-	-	34,993	-	-	-	35,000
Deemed dividend related to beneficial conversion
feature of convertible preferred stock	-	-	-	-	21,400	-	-	(21,400)	-
Issuance of warrants in connection with convertible notes payable	-	-	-	-	27,704	-	-	-	27,704
Issuance of common stock for license agreement	-	-	50,000	50	25,451	-	-	-	25,501
Issuance of common stock and warrants for cash	-	-	100,000	100	39,900	-	-	-	40,000
Issuance of common stock for note receivable	-	-	122,500	122	48,878	-	(49,000)	-	-
Stock compensation	-	-	916	1	170,456	-	-	-	170,457
Issuance of warrants for services	-	-	-	-	128,540	(128,540)	-	-	-
Issuance of warrants for extension on debt	-	-	-	-	48,533	-	-	-	48,533
Amortization of deferred compensation	-	-	-	-	-	231,413	-	-	231,413
Net loss	-	-	-	-	-	-	-	(1,264,148)	(1,264,148)

Balance - December 31, 2012	109,900	110	7,444,591	7,444	5,115,587	(394,510)	(49,000)	(5,327,924)	(648,293)
Issuance of preferred stock for cash	113,175	113	-	-	565,762	-	-	-	565,875
Issuance of preferred stock for cancellation of debt	3,162	3	-	-	15,747	-	-	-	15,750
Issuance of warrants in connection with convertible notes payable	-	-	-	-	16,400	-	-	-	16,400
Issuance of preferred stock for conversion
of convertible notes payable	23,332	23	-	-	116,629	-	-	-	116,652
Issuance of preferred stock for conversion of accounts payable	30,400	31	-	-	151,970	-	-	-	152,001
Deemed dividend related to beneficial conversion
feature of convertible preferred stock	-	-	-	-	39,800	-	-	(39,800)	-
Issuance of common stock for conversion of preferred stock	(10,000)	(10)	100,000	100	(90)	-	-	-	-
Issuance of common stock for conversion of accrued compensation	-	-	273,158	274	129,727	-	-	-	130,001
Stock compensation	-	-	-	-	345,391	-	-	-	345,391
Issuance of common stock for services	-	-	15,250	15	7,529	-	-	-	7,544
Issuance of warrants for services	-	-	-	-	360,442	(360,442)	-	-	-
Issuance of warrants for extension on debt	-	-	-	-	98,006		-	-	98,006
Amortization of deferred compensation	-	-	-	-	-	522,409	-	-	522,409
Net loss	-	-	-	-	-	-	-	(2,001,335)	(2,001,335)

Balance - September 30, 2013	269,969	$ 270	7,832,999	$ 7,833	$ 6,962,900	$ (232,543)	$ (49,000)	$ (7,369,059)	$ (679,599)

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,001,335)	$(974,602)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation/amortization	25,104	16,290
Gain on extinguishment of note payable	-	(75,315)
Amortization of discount on convertible notes	78,142	179,110
Stock-based compensation	875,343	420,801
Changes in operating assets and liabilities:
Accounts receivable	(30,867)	9,693
Inventory	3,714	14,915
Prepaid expenses	19,027	21,924
Other current assets	(512)	-
Accounts payable and accrued expenses	541,569	217,395
NET CASH USED IN OPERATING ACTIVITIES	(489,815)	(169,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(55,448)	(14,906)
Acquisition of patents and patents pending (net)	(20,044)	(57,315)
NET CASH USED IN INVESTING ACTIVITIES	(75,492)	(72,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, preferred stock and warrants	565,865	211,999
Proceeds from convertible notes payable short-term	50,000	13,000
Net change in notes payable	(18,284)	(9,930)
Proceeds from convertible note payable-related party	-	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	597,581	240,069

NET CHANGE IN CASH	32,274	(1,941)
Cash at beginning of period	13,081	16,639
Cash at end of period	$45,355	$14,698

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$906	$893
Taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING
AND INVESTING ACTIVITIES:
Deemed distribution	$39,800	$21,400
Conversion of accounts payable, accrued compensation, notes
payable and accrued interest to preferred stock and common stock	$414,404	$10,000
Warrants issued for extinguishment of debt	$-	$48,533
Stock issued for license	$-	$25,501
Stock issued for note receivable	$-	$59,000
Debt issued for license	$140,000	$-

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

We have a history of incurring net losses and net operating cash flow deficits.  We are continually researching and developing new technologies related to our organic nutraceutical products, including the production of medical foods for clinical studies in diabetes, anemia and Parkinson’s, which includes the completion of an ErgoD2 study on a diabetic population in Curacao.  At September 30, 2013, we had cash and cash equivalents of $45,355.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through December 31, 2013.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $2,526 at both September 30, 2013 and December 31, 2012.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2013 or December 31, 2012, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2013 and September 30, 2012.

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

We did not record an income tax provision for the three and nine months ended September 30, 2013 and 2012 because we had a net taxable loss in the period.

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which are convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012.   The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$ (550,528)	$ (280,769)	$ (2,041,135)	$ (996,002)

Denominator:
Weighted-average common shares outstanding	7,712,950	7,209,206	7,395,137	7,190,229

Basic and diluted net loss per share	$ (0.07)	$ (0.04)	$ (0.28)	$ (0.14)

Common stock warrants	3,987,744	2,758,266	3,987,744	2,464,471
Series A convertible preferred stock	2,699,690	889,000	2,699,690	843,000
Stock options	1,651,118	658,240	1,651,118	591,179
Convertible debt including interest	856,030	400,025	856,030	395,624
Excluded dilutive securities	9,194,582	4,705,531	9,194,582	4,294,274

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	September 30, 2013	December 31, 2012
Raw materials	$ 271,871	$ 271,312
Finished goods	7,612	11,885
	279,483	283,197
Less: reserve for excess and obsolete inventory	(151,064)	(151,064)
	$ 128,419	$ 132,133

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following:

	September 30, 2013	December 31, 2012
Office equipment	$ 24,584	$ 24,584
Production equipment	88,215	39,791
Leasehold improvements	20,267	13,946
	133,066	78,321
Less: accumulated depreciation	(60,972)	(42,694)
	$ 72,094	$ 35,627

NOTE 5 - PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  Patent and license amortization is $3,578 and $803 for the three months ended September 30, 2013 and 2012, respectively and $6,824 and $2,383 for the nine months ended September 30, 2013 and 2012, respectively.

The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	September 30, 2013	December 31, 2012
Gross carrying amounts-patents and licenses	$ 358,614	$ 188,570
Accumulated amortization	(12,288)	(5,464)
Patents and Licenses, net	$ 346,325	$ 183,106

On July 23, 2013, we were issued a patent in the United States.  We have begun amortizing this patent on this date for a period of 15 years.  The amount capitalized and amortized is $31,325.

On May 1, 2013, we entered into an exclusive license agreement with Penn State Research Foundation (PSRF) for 15 years to market and sell product under a patent issued to PSRF in the United States.  We incurred a license fee of $150,000 for this agreement and we are amortizing it over the life of the agreement.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses (included with accounts payable) consists of the following at:

	September 30, 2013	December 31, 2012
Executive compensation	$ 384,177	$ 192,552
Royalties	-	4,760
Other accruals	46,093	18,309
	$ 430,270	$ 215,621

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2013	December 31, 2012
Notes payable - current
7.85% unsecured, $781 due monthly	$ 4,237	$ 1,426
4.15% unsecured, $2,678 due monthly	-	21,095
0.00% unsecured, $70,000 due in November 2013 and $70,000 due in May 2014	140,000	-
	$ 144,237	$ 22,521

Convertible notes payable, net
5% unsecured due June 2013, convertible into preferred stock at $5.00 per share	$ -	$ 15,000
8%, unsecured due June 2014 (net of discount related to beneficial conversion feature of $73,505 in 2013 and $35,807 in 2012), convertible into common stock at $0.45 per share	238,995	276,693
6% unsecured due June 2013 (net of discount related to beneficial conversion feature of $0 in 2013 and $4,277 in 2012), convertible into preferred stock at $5.00 per share	-	8,723
5% unsecured due June 2013, convertible into preferred stock at $5.00 per share	-	15,000
8% secured due August 2014 (net of discount related to beneficial conversion feature of $14,350 in 2013 and $0 in 2012), convertible into preferred stock at $5.00 per share	35,650	-
6% unsecured, convertible into common stock at $2.00 per share, due December 2013	50,000	50,000
	$ 324,645	$ 365,416

Convertible notes payable related party, net
6% unsecured due December 2013 (net of discount related to beneficial conversion feature of $0 in 2013 and $11,507 in 2012), convertible into common stock at $2.00 per share	$ -	$ 63,493

Entia has debt in the principal amount of $412,500 in the form of three convertible notes payable; $50,000 is due on December 31, 2013, $312,500 that matures on June 30, 2014 and $50,000 that matures on August 13, 2014.

On June 20, 2013, Entia entered into an Amendment and Transfer of Promissory Note agreement with Mark Wolf to extend the maturity date on a promissory note dated February 18, 2010 in the principal amount of $50,000 with interest accruing at 6% per annum from December 31, 2011 to December 31, 2013.  Mr. Wolf also received consent from Entia to transfer ownership of the Promissory Note to Larry Johnson.

On July 1, 2013, Entia was successful in negotiating an extension on the note for $312,500 at a rate of 8% due on June 30, 2014.  This note had accrued interest in the amount of $41,010 as of June 30, 2013.  In exchange for the extension, we issued 200,000 warrants with an exercise price of $0.45 per share with a 3-year term.  All of the warrants vested on July 1, 2013 and were valued using the Black-Scholes valuation model.  The fair value of the warrants was valued at $98,006 and is being amortized over the life of the loan as interest expense.

During the second quarter of 2013, Entia negotiated a conversion of $28,000 of debt and $1,840 of accrued interest that was due on June 30, 2013 and $75,000 of its debt and $11,812 of accrued interest that was due to mature on December 31, 2013 into Series A Preferred stock at $5.00 per share.

On August 13, 2013, Entia entered into a promissory note for one year at 8% in the principal amount of $50,000.  The note is convertible into the Series A Preferred stock at $5.00 per share and the company granted the creditor warrants to purchase 50,000 shares of Entia’s common stock at $2.00 per share.  We deemed there was no beneficial conversion feature related to the conversion option into the Series A Preferred stock but did post a discount for the value of the warrants and will amortize this expense to interest expense over the life of the note.  The discount of $16,400 is classified as a reduction in the debt and is netted with the debt on the balance sheet.  In addition, the note is secured by corporate property valued at $103,000.

Entia entered into an exclusive license agreement with PSRF for 15 years to market and sell product under a patent issued to PSRF in the United States.  We incurred a license fee of $150,000 for this agreement where we paid $10,000 upfront and we owe $70,000 during fourth quarter of 2013 and another $70,000 due during second quarter of 2014.  This debt does not accrue interest and is classified as a short-term liability on the balance sheet.

NOTE 8 – RELATED PARTY TRANSACTIONS

Debt agreements from board member

Entia issued 131,579 shares of common stock as payment for $50,000 of accrued compensation to its chief executive officer and board member.  The shares were valued at $0.38 per share which resulted in a discount of $15,790 which was posted as a period expense.

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

During the third quarter 2013, we issued 38,775 shares of Series A preferred stock for $193,875 cash.  One investor immediately converted 10,000 shares of the Series A preferred stock into 100,000 shares of common stock.

During the second quarter 2013, we issued 90,732 shares of Series A preferred stock for the following:

•

37,000 shares for $185,000 cash

•

30,400 shares for converting of $152,001 of accounts payable

•

23,332 shares for converting $116,652 of debt and accrued interest

During the first quarter of 2013, we issued 37,400 shares of Series A preferred stock for $187,000 cash and a note holder converted their $15,000 note along with $750 of accrued interest for 3,162 shares of Series A Preferred stock.  The note was unsecured, accruing interest at 5% per annum and was due to mature on June 30, 2013.

Common stock

During the third quarter 2013, we issued shares of common stock per the following:

•

131,579 shares with a value of $65,790 in exchange for accrued payroll by one of our officers

•

100,000 shares as converted from 10,000 shares of Series A preferred stock

•

11,250 shares to a vendor in association with a consulting agreement signed May 1, 2013

•

We rescinded 10,000 shares with a value of $5,000 from an employee as part of her amended employment agreement that instead granted her stock options.

•

4,000 shares with a value of $1,920 in association with a consulting agreement signed August 1, 2013.

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

	September 30, 2013	December 31, 2012
Expected dividend yield	-	-
Expected stock price volatility	229.66% - 236.55%	183.17% - 187.30%
Risk-free interest rate	0.95% - 2.47%	1.27% - 2.80%
Expected term (in years)	5 - 10 years	4 - 10 years
Weighted-average granted date fair value	$0.47	$0.51

A summary of option activity under the stock option plan as of September 30, 2013 and changes during the quarter then ended is presented below:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2011	659,242	$ 0.47-$1.00	$ 0.62	10	-

Granted	542,857	$ 0.40-$0.50	$ 0.45	9	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-

Outstanding, December 31, 2012	1,202,099	$ 0.40-$1.00	$ 0.56	7.74	-

Exercisable, December 31, 2012	830,504	$ 0.40-$1.00	$ 0.57	8.19	-

Granted	1,135,000	$ 0.38-$0.50	$ 0.47	8.03	-
Exercised	-	-	$ -	-	-
Expired	-	-	$ -	-	-

Outstanding, September 30, 2013	2,337,099	$ 0.38-$1.00	$ 0.51	7.88	-

Exercisable, September 30, 2013	1,651,118	$ 0.38-$1.00	$ 0.53	7.85	-

The range of exercise prices for options outstanding under the 2010 Stock Incentive Plan at September 30, 2013 are as follows:

Number of	Exercise
shares	Price
55,000	$ 0.38
135,000	$ 0.40
20,000	$ 0.44
540,000	$ 0.45
247,242	$ 0.47
247,857	$ 0.49
854,000	$ 0.50
200,000	$ 0.85
38,000	$ 1.00
2,337,099

At September 30, 2013, the Company had 762,901 unissued shares available under the Plan.  Also, at September 30, 2013, the Company had $294,690 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 7 years.

Warrants – Consulting Agreements

Outstanding warrants to purchase common stock are as follows:

Date of Issue	September 30, 2013	Exercise Price	Expiration
September-13	21,118	$0.50	9/2020
August-13	50,000	$2.00	8/2018
July-13	212,400	$0.50	7/2020
June-13	850,852	$0.45 - $5.00	06/2016 - 06/2020
March-13	88	$0.70	03/2017
February-13	35	$5.00	02/2019
January-13	20,201	$0.49 - $5.00	06/2017 - 01/2020
As of December 2012	2,833,050	$0.36 - $10.00	10/2013 - 10/2021
Total	3,987,744

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.  In determining the fair value of warrants, we employed the following key assumptions:

	September 30, 2013	September 30, 2012
Risk-Free interest rate	0.84% - 1.66%	0.84% - 1.08%
Expected dividend yield	0%	0%
Volatility	230.04% - 248.63%	202.65% - 264.48%
Expected life	4 - 7 years	5 - 7 years

At September 30, 2013 and 2012, the weighted-average Black-Scholes value of warrants granted was $1.52 and $0.56, respectively.

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

Entia calculated the deferred rent amount related to the long-term lease agreement and recorded additional rent expense of $3,197 and $0 for the three months ended September 30, 2013 and 2012, respectively and $10,283 and $0 for the nine months ended September 30, 2013, respectively and deferred rent accrual of $18,782 and $8,499 at September 30, 2013 and December 31, 2012, respectively.

NOTE 11 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

For the three months ended September 30, 2013, approximately 68% of our net sales were to four customers compared to 46% for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, approximately 41% of our net sales were to four customers compared to approximately 53% for the nine months ended September 30, 2012.  Accounts receivable at September 30, 2013 for these customers accounted for approximately 92% of total accounts receivable compared to 68% at September 30, 2012.

Vendor Concentrations

During the third quarter 2013, approximately 71% of our purchases were from three vendors as compared to 46% from four vendors during third quarter 2012.

NOTE 12 – SUBSEQUENT EVENTS

During the fourth quarter of 2013, Entia issued 19,500 shares of Series A preferred stock to four investors for $97,500 cash.  10,000 shares were immediately converted into 100,000 shares of common stock.

For consideration of waiving the anti-dilution feature of the Series A Preferred Stock, Entia’s board authorized and issued one warrant for one share of common stock for each 2 shares of Series A Preferred Stock issued and outstanding.  This resulted in the issuance of 137,985 warrants to purchase common stock with a 3 year term vesting immediately.

We issued 12,000 shares of common stock in association with two consulting agreements.  The agreements were signed on August 1, 2013 for 2,000 shares and 10,000 shares on October 2, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Entia Biosciences, Inc. (also referred to as “Entia” ) is an emerging biotechnology company that has acquired the exclusive world-wide rights to the genetic transporter for Ergothioneine (Ergo), a powerful amino acid.  Initially discovered in the early 1900’s, Ergo is a little known antioxidant that is found in naturally high concentrations almost exclusively in mushrooms and other fungi.  In the second quarter of 2013, we received Notices of Issuance for the Ergothionene Transporter patent from the United States, Canada and Israel.  Ergo cannot be synthesized by mammals but is acquired exclusively from the diet and carried by this unique and specific transporter to cells throughout the body.  Research studies started during 2011 by Entia have confirmed significant transporter activity in diabetes, arthritis and other serious non-communicable chronic conditions, suggesting an important physiologic roll for Ergo in diseases afflicting millions of people world-wide.  As of the third quarter of 2013, we completed a pre-clinical and clinical study using our formulated medical food, ErgoD2®, containing increased concentrations of the antioxidants Vitamin D2 and Ergo.  Significant results from these studies are expected to be submitted for publication in peer-reviewed medical journals during fourth quarter 2013.

Ergocalciferol (Vitamin D2) is another genetically-required nutrient found in naturally high concentrations in mushrooms.  Considered essential to life, Vitamin D is a powerful antioxidant that can be ingested from vegetation (D2) and/or synthesized by skin exposure to sunshine (D3) to maintain a healthy immune system and regulate cell differentiation and growth.   Entia acquired from the Penn State Research Foundation (PSRF) the exclusive rights to technology in 2009 that dramatically increases Vitamin D2 levels in mushrooms using pulsed ultraviolet light, naturally boosting IUs/gram by more than 1000% within seconds.  The patent was issued by the U.S. Patent-Trademark Office to PSRF in December 2012 and, in May 2013, we expanded the commercialization rights for the technology to all ingestible and non-ingestible applications worldwide.  Specifically excluded in this agreement are U.S. supermarket sales of fresh, frozen or canned Agaricus bisporus and any pre-existing rights created by the use of U.S. government funding.

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

Entia’s extraction technologies facilitate the production of two unique organic compounds.  These compounds are utilized in the production of a new line of cosmetic products, to be launched under the GROH® Ergo Boost brand in fourth quarter of 2013.  Initially these products will be launched exclusively through high-end retail salons and spas as Professional Products.  In order to avoid brand and channel conflict during the launch, management ceased marketing GROH® Healthy Hair & Nail supplements directly to the consumer in second quarter 2013 which resulted in an anticipated decrease in revenue that we feel will rebound starting in fourth quarter 2013.

Results of Operations for the Three and Nine Months ended September 30, 2013 and 2012.

Revenues and Cost of Goods Sold:

	For the Three Months Ended September 30,		Change
	2013	2012	$	%
Revenues	$ 92,102	$ 72,604	$ 19,498	26.9%
Cost of Goods Sold	33,560	23,611	9,949	42.1%

	For the Nine Months Ended September 30,		Change
	2013	2012	$	%
Revenues	$ 262,245	$ 263,255	$ (1,010)	-0.4%
Cost of Goods Sold	91,547	61,738	29,809	48.3%

Revenues.  Revenues are generated primarily from the sale of our mushroom-based nutraceutical dietary supplement products.  The increase in revenues for the three ended September 30, 2013 from 2012 was due to a focus on our new commercialization strategy.  In order to avoid brand and channel conflict during the launch, management ceased marketing GROH® Healthy Hair & Nail supplements directly to the consumer in second quarter of 2013, which resulted in an anticipated decrease in revenue.  Revenue for the nine months ended September 30, 2013 remained consistent with 2012 even after a decrease in the second quarter of 2013 due to an increase in license fee income.

Cost of Goods Sold.   Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for the three months ended September 30, 2013 increased from 2012 due to the product mix sold and cost of freight for inbound materials.  The increase in cost of goods sold during the nine months ended September 30, 2013 from 2012 is due to a credit taken against inventory in 2012 due to an inventory adjustment.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses:

	For the Three Months Ended September 30,		Change
	2013	2012	$	%
Advertising & promotion expenses	$ 23,399	$ 13,259	$ 10,140	76.5%
Professional fees	38,493	33,717	4,776	14.2%
Consulting fees	79,365	38,367	40,998	106.9%
General and Administrative expenses	396,337	193,676	202,661	104.6%

	For the Nine Months Ended September 30,		Change
	2013	2012	$	%
Advertising & promotion expenses	$ 151,672	$ 26,026	$ 125,646	482.8%
Professional fees	115,731	115,021	710	0.6%
Consulting fees	608,104	192,242	415,862	216.3%
General and Administrative expenses	1,202,148	667,240	534,908	80.2%

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

Professional fees.  These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The increase in professional fees from 2012 is due primarily to increased legal, accounting and auditing fees in first three quarters of 2013.

Consulting fees.  These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology and marketing management services.  The increase in these expenses from 2012 is due to the amortization of warrants that were granted to consultants for their services during the first nine months of 2013 totaling approximately $522,000 and for the commissions paid to our consultant for the issuance of the Series A Preferred Stock.

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

Significant changes in the number of employees

During third quarter 2013, we had twelve employees; Marvin S. Hausman, M.D., Chief Executive Officer, Devin Andres, Chief Operating Officer and ten other full and part-time employees.  We anticipate continued expansion of our operations and the need to hire additional employees, and contract with additional consultants; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

At September 30, 2013, cash totaled $45,355, compared to $13,081 at December 31, 2012.  The primary reasons for the net increase in 2013 are described below.  Working capital was $(1,095,913) at September 30, 2013, compared to $(864,921) at December 31, 2012.  The change in working capital was due primarily to the accrual of the increase in compensation not yet paid to our executive officers and the additional of short-term debt.  The net change in cash for the periods presented was comprised of the following:

	For the Nine Months Ended September 30,		Change
	2013	2012	$	%
Net cash provided by (used in)
Operating activities	$ (490)	$ (170)	$ (320)	188.2%
Investing activities	(75)	(72)	(3)	4.2%
Financing activities	598	240	358	149.2%

Operating Activities.  The increase in net cash flows used from operating activities was due primarily to a larger net loss from operating activities during the nine months ended September 30, 2013.

Investing Activities.  The increase in net cash flows used from investing activities was due primarily to a increase in the acquisitions of patents and patents pending in 2013.

Financing Activities.  The increase in net cash flows from financing activities was due primarily to proceeds from the issuance of Series A Preferred Stock and the proceeds from a short-term convertible note payable.

Future Liquidity.  We have a history of incurring net losses and negative operating cash flows.  We are also deploying new technologies and continue to develop commercial products and services.  Based on our cash on hand, income from operations and the degree to which our burn rate can be reduced while continuing operations, management believes it has sufficient funds to remain operational through December 2013.

We expect our revenues to increase in the fourth quarter of 2013.  Notwithstanding that expected increase in revenues, we anticipate that we will continue to generate losses in 2013 and therefore we may be unable to continue operations in the future.   In order for us to continue as a going concern and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues or reduce operating costs or take all of these actions.

On June 20, 2013, Entia entered into an Amendment and Transfer of Promissory Note agreement with Mark Wolf to extend the maturity date on a promissory note dated February 18, 2010 in the principal amount of $50,000 with interest accruing at 6% per annum from December 31, 2011 to December 31, 2013.  Mr. Wolf also received consent from Entia to transfer ownership of the Promissory Note to Larry Johnson.

We will require additional capital of at least approximately $131,625 during the fourth quarter of 2013 to pay a license fee of $70,000 and to repay $61,625 in debt maturing on December 31, 2013. We intend to raise the monies to repay our debts by undertaking one or more equity private placements.  If necessary, we may also pursue re-negotiation and re-structuring of the debt.

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

Subsequent Events

In October, 2013, Entia issued 19,500 shares of Series A preferred stock to four investors for $97,500 cash.  10,000 shares were immediately converted into 100,000 shares of common stock.

For consideration of waiving the anti-dilution feature of the Series A Preferred Stock, Entia’s board authorized and issued one warrant for one share of common stock for each 2 shares of Series A Preferred Stock issued and outstanding.  This resulted in the issuance of 137,985 warrants to purchase common stock with a 3 year term vesting immediately.

We issued 12,000 shares of common stock in association with two consulting agreements.  The agreements were signed on August 1, 2013 for 2,000 shares and 10,000 shares on October 2, 2013.

Going Concern

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At September 30, 2013, we had cash and cash equivalents of $45,355.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through December 31, 2013.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2012, Item 9A filed on March 30, 2013 still exist, and therefore our disclosure controls and procedures were not effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

As of September 30, 2013, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have undertaken a private placement of convertible preferred stock for up to $1.5 million.  During the third quarter of 2013, we issued an aggregate of 38,775 shares of Series A preferred stock to eight investors for $193,875 cash.  During the second quarter of 2013, we issued an aggregate of 37,000 shares of Series A preferred stock to six investors for $185,000 cash, 30,400 shares of Series A preferred stock for the conversion of $152,001 of accounts payable and 23,332 shares of Series A preferred stock for the conversion of $116,652 of notes payable and accrued interest. During the first quarter 2013, 36,400 shares of Series A preferred stock were issued for $182,000 in cash while 3,162 shares were issued for conversion of notes payable and interest accrued.  On January 17, 2013, an additional 1,000 shares were purchased by Marvin S Hausman, M.D., our CEO, President, Acting CFO and Chairman of the board for $5,000 cash.  Each preferred share is currently convertible into 10 shares of common stock.  The issuance of the preferred shares was exempt from registration based on Regulation D, Rule 506 and Section 4(2) and under the Securities Act.

On August 13, 2013 we issued a convertible promissory note to Arthur C. Piculell in the principal amount of $50,000 with interest to accrue at 8% per annum and a maturity date of August 13, 2014.  The note principal and accrued interest are convertible into shares of Series A Preferred Stock at the discretion of Mr. Piculell.  The note is secured by corporate property valued at $103,000.  The issuance of the convertible promissory note was exempt from registration based on Section 4(2) and under the Securities Act.

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

Entia Biosciences, Inc.

November 14, 2013	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)