Form 10-K
period 2013-12-31
Entia Biosciences, Inc.
filed 2014-03-31
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013.
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

Large accelerated filer [  ]      Accelerated filer [  ]      Non- accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [  ]  NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $2,399,407 based on the stock market price of the company’s shares on June 30, 2013.  Shares of common stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of the issuer’s common stock as of March 28, 2014: 8,297,645 shares.

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

PART I

Item 1.  Business

Background

Entia Biosciences, Inc. (“Entia”) is a biotechnology company that has acquired the exclusive worldwide rights to the genetic transporter for L-Ergothioneine (Ergo), a powerful amino acid that Entia believes is essential to life.  Ergo cannot be synthesized by mammals but is acquired exclusively from the diet and carried by this unique and specific transporter (human gene symbol SLC22A4) to cells throughout the body.  Research studies started during 2011 by Entia have confirmed significant transporter activity in diabetes, arthritis and other serious non-communicable chronic conditions, suggesting an important physiologic role for Ergo in diseases afflicting millions of people world-wide.  We have also acquired the exclusive rights to UV light enrichment technology for Ergocalciferol, the food-based version of Vitamin D, which has also been linked to a variety of serious medical conditions.

Since 2011, we have been conducting pre-clinical and clinical pilot studies evaluating a proprietary organic compound that contains elevated concentrations of these two nutrients and other important co-factors from mushrooms (ErgoD2®) and have observed significant improvements in both symptoms and disease associated biomarkers of patients with diabetes/anemia, Parkinson’s disease, and chronic kidney disease.  We have also conducted several immunohistochemistry (IHC) studies that have confirmed significant Ergo transporter activity at the sites of rapidly dividing cells (macrophages and stem cells) suggesting Ergo is genetically required to prevent/repair damage from free radicals and support the production/maintenance of healthy cells.  The results from our pre-clinical and clinical studies suggest that our ErgoD2® compound has the potential to play an important physiologic role in iron related disorders and auto-immune conditions afflicting millions of people world-wide.

We have filed patent applications on the use of Ergo and D2 in several therapeutic and non-therapeutic applications and are commencing follow-on studies to confirm our positive initial clinical results in larger patient populations, with the objective of releasing our first branded medical foods for the treatment of anemia (ErgoD2® Hemo), neurodegenerative disease (ErgoD2® Neuro), and potentially other therapies as our funding allows.  ‘Over-the-counter’ (OTC) strength versions of these formulations and other consumer-oriented products for the general wellness and beauty markets are currently being offered online and through a limited number of resellers by our wholly owned subsidiary Total Nutraceutical Solutions (TNS).  We have announced our intention to develop companion diagnostics to identify Ergo and other nutrient deficiencies to support the future sales of our medical foods and OTC products and may consider supplying our ErgoD2® formulations, diagnostics and other products to a select number of strategic partners for use in their branded offerings.

Iron and Health

Iron disorders currently affect more than two billion people world-wide.  Iron is one of the most abundant metals on Earth and is a requirement for normal human physiology, playing an essential role in oxygen transport and the regulation of cell growth and differentiation.  A deficiency of iron limits oxygen delivery to the cells, resulting in fatigue, decreased physical performance, and reduced immunity.  Excess iron can result in toxicity, cell death, and mortality.  The World Health Organization estimates 30% of the global population develops anemia as a consequence of iron deficiency, making iron-deficiency anemia one of the most prevalent medical problems worldwide.  Iron-deficiency anemia and other iron disorders are typically associated with an imbalance of iron homeostasis.  Too little iron leads to hypoxia, metabolic dysfunction, and hypo myelination disorders.  Too much iron leads to oxidative stress, inflammation, and neurodegeneration, such as occurs in Parkinson’s disease and Multiple Sclerosis (MS).  Iron overload and/or anemia is present in up to 90% of chronic kidney disease patients and significantly increases morbidity and the mortality risk in this population.  Iron deficiency anemia is also a factor in alopecia (hair loss) and psoriasis (skin and nail dysfunction).

The iron regulatory system is comprised of proteins that control iron absorption, storage, export, and mobilization. When an imbalance occurs, one or more of these proteins is ‘up or down’ regulated, resulting in either iron deficiency or iron overload. Iron imbalance can be estimated by measuring levels of Transferrin (mobile iron) and Ferritin (iron storage), concentrated in plasma and tissue, respectively.  In iron deficiency disorders, such as anemia and chronic kidney disease, iron storage (Ferritin) is decreased so more iron is released for utilization. In contrast, in cases of iron overload, such as hemochromatosis or Parkinson’s disease, levels of Ferritin are increased, which indicates increased iron storage. Such iron sequestration is important because free/unbound iron can trigger formation of free radicals that damage DNA and can cause cell death.

Typical treatment for iron-deficiency anemia is iron supplementation and, in cases of chronic kidney disease, this treatment is also followed by erythropoietin stimulating agents (ESA’s). Although the objective is to stimulate red blood cell production, ESA’s can have serious side effects and heavy iron supplementation can be toxic. For example, excessive iron intake can saturate the iron regulatory system, leading to free/unbound iron accumulation inside the cell and associated iron–induced cellular toxicity.  Intracellular iron accumulation is also involved in the nerve cell degeneration in Parkinson’s/MS.

Our Business

Stabilizing iron homeostasis in various disease states is at the core of our innovative medical therapies, which aim to positively affect DNA synthesis, red blood cell production, neuronal function, and the immune system to improve the lives of millions suffering from iron-related diseases.  ErgoD2® is a proprietary pharmaceutical grade organic compound from whole food that contains the micro-nutrients L-Ergothioneine, an amino acid with a dedicated transporter (SLC22A4), and vitamin D2, that has been naturally enriched using patented technology licensed from Penn State University. These genetically required nutrients have recently been implicated in iron regulation and intracellular iron chelation, indicating their therapeutic potential.

In the United States, the 19-24 million adults currently suffering from early to late chronic kidney disease (CKD) are seeing a primary care physician and have limited access to therapy beyond suggested lifestyle modifications (dietary restrictions and iron supplementation).  There are an additional 1.1 million CKD patients who have anemia but have not yet begun dialysis therapy and another 350,000 that are currently receiving hemodialysis.  We believe that our ErgoD2® Hemo product will become a widely prescribed, cost-effective additional therapy for all three groups to enhance the effects of  lifestyle changes in the early stages of the disease and dialysis and ESA treatments in the later stages: reducing mortality risks and improving quality of life.  This combinational approach also seeks to reduce the amount of ESA’s and other expensive drugs needed for treatment, which can dramatically increase the bottom line for dialysis providers that are subject to capped reimbursement rates.  The CKD market alone represents a combined $11.5 billion opportunity in the US.  There are more than 1 million people living with Parkinson’s disease in the US and another 0.3 million with MS.  Iron is also a factor in a number of auto-immune conditions including diabetes, rheumatoid arthritis (joints), psoriasis (skin/nails), and alopecia (hair).

We intend to rapidly integrate into these existing market opportunities by leveraging the regulatory advantages described in the Orphan Drug Act (21 U.S.C. 360ee (b) (3)) related to Medical Foods. Unlike common OTC supplements for general wellness, which are not allowed to make claims of efficacy, Medical Foods are prescribed by a healthcare provider to tackle nutritional deficiencies related to a specific medical condition or disease being treated. When used in conjunction with pharmaceuticals, Medical Foods can also reduce required medication dosages and can be effective in preventing or reducing the associated side effects.  In addition, Medical Foods are currently not regulated by the Food and Drug Administration, which significantly decreases the overall timing, investment, and risks typically associated with bringing a new pharmaceutical to market.

To bring ErgoD2®-based Medical Foods to market, we will need to clinically validate their efficacy through independent studies that will comprehensively evaluate disease-associated biomarkers and their relationship with markers of iron regulation.  In our upcoming follow-on studies, we intend to initially recruit patients in four categories: (1) at risk for developing anemia or kidney disease; (2) diagnosed with early stage kidney disease, accompanied by anemia; (3) diagnosed with advanced-stage kidney disease, accompanied by anemia, and undergoing dialysis treatment; (4) diagnosed with early-stage Parkinson's disease.   Other neurodegenerative and auto-immune conditions will be considered as funding allows.

ErgoD2®

Our ErgoD2® formulations utilize organically cultivated specialty mushrooms available from a number of domestic and international suppliers that are generally accepted as safe (GRAS) and are increasingly being sold to upscale restaurants and organic/specialty food stores throughout North America.  Certain species of these specialty mushrooms contain naturally higher concentrations of Ergo and D2 than the standard white, brown, and Portabello typically sold at grocery stores.  Our research has identified which species and suppliers provide the optimal nutritional profiles for our ErgoD2® formulations and we routinely test our raw and finished ingredients to ensure quality control and confirm that these nutritional profiles are maintained.

The mushroom fruit bodies are dried, milled into powder, blended, and then enhanced using a patented UV light enrichment process that naturally increases vitamin D2 content by over 2000% within seconds.  We have also developed extraction methods that separate the Ergo and other water-soluble cofactors from the D2, chitin-glucans and other solids contained in the UV enriched powder.  These functional ingredients can then be encapsulated or used in medical foods and other branded products.  Our manufacturing processes are 100% USDA certified organic and are being performed in-house by Entia technicians.  Management intends to expand its manufacturing volumes and efficiency as our revenue and funding allows.

Functional Ingredients

L-Ergothioneine (Ergo) is a naturally occurring amino acid and master antioxidant that mammals are incapable of producing.  Acquired exclusively from the diet, Ergo is carried to cells throughout the body by a unique and specific genetic transporter (human gene symbol SLC22A4).  Research studies and peer-reviewed articles have reported that Ergo has the ability to act as a chelator and/or chaperone for iron and is a potent cytoprotectant that is required for normal cell physiology and DNA protection from free radicals.

Working with Lifespan Biosciences in 2011 and 2012, we identified an antibody that detects Ergo transporter activity in both human and animal tissues using immunohistochemistry (IHC).  Our research has confirmed high concentrations of the Ergo transporter in a number of serious non-communicable chronic conditions and at the sites of rapidly dividing cells (macrophages and stem cells) suggesting the body genetically requires Ergo to prevent/repair damage from inflammation and free radicals and to support the production and maintenance of healthy cells.

Vitamin D is an essential antioxidant that is frequently called the sunshine vitamin. Vitamin D can be manufactured in mammals through skin exposure to sunlight or ingested from the diet.  Like Ergo, sufficient levels of Vitamin D are vital to upkeep of a strong immune system and cell proliferation and differentiation.  Deficiency has been linked to various health problems including CKD, hair loss, obesity, diabetes, cancer, heart disease, inflammatory illnesses, depression, multiple sclerosis, and other neurodegenerative diseases.

Vitamin D is primarily available in two active form; Ergocalciferol (D2) and Cholecalciferol (D3), and is an important food additive currently used in a variety of fortified food products including milk, margarine, cereal, orange juice, and vitamin supplements.  Vitamin D2 is plant based and produced in naturally high concentrations within mushrooms.  Ingestible forms of Vitamin D3 are typically non-vegan and extracted from animal lanolin or chemically synthesized.  Entia’s patented UV light enrichment technology safely increases the D2 content in mushrooms by more than 2000% within seconds.

Our Products

We have been developing and studying the use of our functional ingredients in medical foods and other branded products that address multi-billion dollar market opportunities in health, beauty, and agriculture.  Our primary focus has been on three core products:

ErgoD2 Hemo™ is a medical food for treatment of anemia and is projected to be commercially available in 2015 following completion of two clinical trials that independently confirm the product’s efficacy.  ErgoD2 Hemo™ helps the body naturally achieve iron homeostasis and potentially reduces or delays the need for costly hemodialysis drugs and the risks of potential side effects from current therapies (erythropoietin stimulating agent “ESA”) like Epogen®.

ErgoD2 Neuro™ is a medical food that is being developed to treat dysfunctional iron metabolism in neurodegenerative conditions, such as, Parkinson’s disease and multiple sclerosis.  EgroD2 Neuro™ is projected to be commercially available at the end of 2015 following completion of a confirmational Parkinson’s pre-clinical trial, which is anticipated to start in second quarter 2014, and two clinical trials that independently confirm the product’s efficacy.

GROH® is an emerging line of natural beauty products for the professional salon and spa industry.  The GROH® line was expanded in 2013 to include several topically applied products for hair and skin care and is being marketed as an all-natural, vegan luxury brand that supplies key nutrients that the body needs to support/protect the hair, skin, and nails at the cellular level.  In February 2014, the Mario Tricoci Group of salons and day spas, a leading member of the Elizabeth Arden Red Door salon and spa network, officially launched the entire GROH® Ergo Boost product and professional services line, an important milestone following eight months evaluation of the GROH® PRO deep conditioning hair and scalp treatment at their 17 locations.

During 2013, Entia conducted clinical studies into the benefits of ErgoD2® medical foods for the treatment of anemia and other iron related disorders. Study participants have been reporting significant improvements in hair growth and sense of overall well-being. These observations are also being reported with users of GROH® and pre-launch product testing has been generating extremely favorable feedback from the staff and guests at Mario Tricoci. This business opportunity is further supported by the GROH® professional online training and certification platform, which was deployed in Q4 2013 and designed to quickly and conveniently educate salon professionals in nutrigenomics and the impact Entia's patented technologies can have on cellular well-being and beauty.

Patent License and Acquisition Agreements

The following patent applications were assigned to us by our Chairman and Chief Executive Officer, Marvin S. Hausman, M.D.:

US patent application No. 61/277,150 filed September 21, 2009 entitled “Vitamin Fortified Mushrooms and Fungi for Increasing Survivability and Longevity”. Assigned November 9, 2009.

US patent application No. 61/280,578 filed November 5, 2009 entitled “Vitamin Fortified Mushrooms and Fungi for Increasing Resistance to Oxidative Stress”.  Assigned November 9, 2009.

US patent application  No. 61/335394 files January 6, 2010 entitled “Vitamin D Enriched Mushrooms and Fungi for Treating Alzheimer’s Disease, Taupathies, and Other Disease States Associated with Amyloid Precursor Protein.” Assigned January 2010.

US patent application No. 12/887,276, PCT US10/49684 filed on September 21, 2010 entitled:  “Vitamin D2 Enriched Mushrooms and Fungi For Treatment of Oxidative Stress, Alzheimer’s Disease and Associated Disease States.”  Assigned September 21, 2010.   This application claims priority under 35 U.S.C.119 to the above 3 provisional applications which are incorporated in this patent by reference in their entirety.

US patent application No. 61/496,321 filed on June 13, 2011 entitled “A Nutritional Approach to the Control of Anemia and Prevention of Associated Comorbid States with the Use of Ergothioneine.”  Assigned to Entia by Marvin S. Hausman, M.D. on June 13, 2011.  International application published on December 20,2012, PCT/US2012/042131; Entitled: “A Nutritional Approach to the Control of Anemia, Diabetes and Other Diseases or Conditions and Prevention of Associated Comorbid States with the Use of Ergothioneine.”

US patent application No. 61/581,480 filed on December 29, 2011 entitled “A Nutritional Approach to the use of Ergothioneine for Hair and Nail Growth.”  Assigned to Entia by Marvin S. Hausman, M.D. on December 29, 2011. International application filed December 21,2012, PCT/US12/71170; Entitled: “A Nutritional Approach to the Use of Ergothioneine and Vitamin D2 for Hair, Nail and Skin Growth.” Assigned to Entia by Marvin S. Hausman, M.D.

PCT/US 2008/056234 Serial number 12/529,859 entitled “Use of Ergothioneine as a Preservative in Foods and Beverages” inventors Beelman, R.B. and M. Hausman, PCT filed on March 7, 2008.  Assigned to Entia on November 10, 2009 by Hausman, Beelman, and Sobol.  Issued in the Nation of Canada in 2011. US and EU pending.

US patent application No. 13/363,579 filed on February 1, 2012 entitled “Anti-inflammatory Approach to Prevention and Suppression  of Post-Traumatic Stress Disorder, Traumatic Brain Injury, Depression, and Associated Disease States.” Assigned to Entia by Marvin S. Hausman, M.D.

PCT/US 13/47853 filed on June 26,2013 entitled “A Nutritional Approach to Improving Athletic Performance and Reducing Injury with L-Ergothioneine and/or Vitamin D2.” Assigned to Entia by Marvin S. Hausman, M.D.

On November 10, 2009, we acquired rights to the patent application

PCT/US 2008/056234 Serial number 12/529,859 entitled “Use of Ergothioneine as a Preservative in Foods and Beverages.”  The transfer of the patent to Entia was subject to an “Assignment and Assumption” agreement between Dr. Philip Sobol, Dr. Robert Beelman, and Dr. Marvin Hausman.  Under that agreement, Entia agreed to issue a maximum of 150,000 shares of common stock to the assignors upon the first to occur of the following events:  upon issuance of the patent in the U.S. (100,000 shares), upon issuance of the patent in the first European Union jurisdiction (50,000 shares), if Entia enters into a license agreement for the patent with any third party (150,000 shares), or upon the successful commercialization of any product or technology covered by the patent (50,000 shares).  Upon the successful commercialization of any product or technology covered by the patent, we will pay the assignors a royalty equal to 3% of net sales of any such product or technology and/or 20% of any sublicensing payments if the patent is sublicensed.  The patent was issued in Canada in February 2011 and 100,000 shares were issued on April 27, 2011.

On March 9, 2010, Entia acquired from the University of Cologne, Cologne, Germany, an exclusive license to the patent application entitled; “Identification of Ergothioneine Transporter and Therapeutic Uses Thereof.”  Patent application No. PCT/EP 2005/005613 entitled; “Identification of Ergothioneine Transporter and Therapeutic Uses Thereof.” Filed on May 24, 2005, US Patent Application No. 11/569,451 filed on June 25, 2007.  On March 9, 2010 Entia acquired from the University of Cologne, Cologne, Germany, an exclusive license agreement to this patent application.  Issued in the Nation of Canada in 2012.; Issued in the US and Israel in 2013.

In June 2010, Entia  acquired from The Penn State Research Foundation (PSRF) an exclusive license to US patent application No. 12/386,810 entitled “Methods of Use and Rapid Generation of Vitamin D2 from Mushrooms and Fungi Using Pulsed UV-light.” filed on April 23, 2009 and based on 61/047,268 entitled “Methods and Compositions for Improving the Nutritional Content of Mushrooms and Fungi” filed April 23, 2008.   Issued in the US in 2013; Notice of Allowance in Canada in 2014.

Under the Exclusive License Agreement with PSRF, Entia undertook to pay a royalty on net sales of dietary supplements and nutraceutical or medical foods, functional ingredients and other products -utilizing the patented technology.  Entia also undertook to pay the costs of filing, prosecuting and maintaining and defending the licensed patent and undertook to obtain and carry commercial general liability insurance for not less than $1 million per occurrence for personal injury or death once it begins to manufacture products based on the patented technology.

Production, Distribution and Marketing

In 2012, Entia began to integrate the enrichment, encapsulation and bottling process of its supplement products into its manufacturing, fulfillment and operation center located in Sherwood, Oregon. During 2013, Entia expanded its production capabilities to include the manufacturing & bottling process related to its GROH® branded soaps, lotions and conditioners.

We utilize several methods of marketing and distribution for our branded products.  Consumer products are marketed direct to the consumer primarily through the internet utilizing a variety of e-commerce channels, such as, direct email marketing, social media outlets and e-commerce sites likeTotalnutraceutical.com and Amazon.com.  Our GROH® line of products are primarily marketed to reseller network made up of high-end salons and day spas.  We have also engaged with several Distribution partners to accelerate the launch of the products within the Salon and Spa industry.

Competitive Environment

The medical foods, dietary supplements and functional ingredients markets are highly competitive, with many well-known and established suppliers. The biotechnology industry is subject to rapid change.  New products are constantly being introduced to the market.  Our ability to remain competitive depends on our ability to develop and manufacture new products in a timely and cost effective manner, to accurately predict market transitions, and to effectively market our products.  Our future financial results will depend to a great extent on the successful introduction of several new products.  We cannot be certain that we will be successful in selecting, developing, contract manufacturing and marketing new products.

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

Industry

The nutritional supplements industry is intensely competitive.  It includes companies that manufacture and distribute products which are generally intended to enhance the body's performance as well as to enhance well-being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom.  Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA").  Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients.  However, they are subject to many existing and proposed new regulations regarding labeling and advertising of such products.  See “Government Regulation” below.

Competition

The global nutritional supplements industry (which includes the nutraceutical and medical foods segments) is quite fragmented, with many small and large companies participating. The fragmented nature of the industry offers scope for mergers, acquisitions and new companies to rise to leadership positions provided they bring new innovative products to the market.  The four major players in the global nutritional supplements industry include Atrium Innovations, Glanbia Plc, NBTY Inc., and Herbalife Ltd.

These companies market and distribute their products through various channels including: retail, multi-level marketing, e-commerce, and direct to consumer marketing (direct mail, TV & Radio infomercials, and email).

The market is highly sensitive to the introduction of new products and management has positioned Entia as an emerging biotechnology company with collaborative research projects at major universities, including but not limited to Massachusetts General Hospital, Boston, MA, Pennsylvania State University, State College, Pennsylvania and University of Cologne, Cologne, Germany.  This position has allowed Entia to obtain a significant portfolio of intellectual property, which is being utilized to secure the manufacturing process and the intended applications for our new products.  Furthermore, we will align our products, when advantageous, to take advantage the protection granted under the Orphan Drug Act, which allows for the development of medical foods to treat specific disease conditions.  This approach will decrease many of the barriers to entry and facilitate Entia’s ability to bring new innovative products to market.

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

Employees

We currently have eight full-time employees. Our President, Chief Executive Officer, President and Acting Chief Financial Officer, Marvin S. Hausman, M.D., our Chief Operating Officer and Vice President Devin Andres (who also serves as President of TNS) have been employees since October 28, 2011.  In addition William Meyer, is head of Production, Sabrina Jetton, Director of Marketing and Communications, Daniel Wanvig, investor relations and we have three administrative employees. We utilize a number of part-time employees to manufacture and produce products.

Item 1A. Risk Factors.

Risk Factors Relating to Our Company

We have significant outstanding debt which we must repay with interest and limited cash flows from operations from which to repay debt.

We currently have aggregate debt in the principal amount of $515,500 with $50,000 of debt at 6% per annum interest, $425,500 of debt at 8% per annum and $40,000 of debt at 0% per annum.  Of this aggregate principal debt, $90,000 plus accrued interest is due on March 31, 2014, $63,000 plus accrued interest is due on June 5, 2014, $312,500 plus accrued interest is due on June 30, 2014 and $50,000 plus interest is due on August 13, 2014.  All of the debt is convertible into shares of our company at the option of the payee.  Given that our revenues have not been sufficient to allow for repayment of this debt, we will likely have to undertake private placements of new debt or equity securities to repay these obligations.

We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations, including our debt, of which the principal amount of $515,500 is due during 2014, pay our significant accounts payable and accrued expenses of $1,157,717 and develop and sustain our operations could result in reducing or ceasing our operations.  If we are unable to raise sufficient funds from additional borrowing or private placements of equity securities to meet our debt obligations, we may default on that debt, leaving us unable to continue in business.  If we do not pay certain of our accounts payable, we may lose crucial services rendered to our company.  Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about our ability to continue as a going concern.

We expect losses in the future because we have generated limited revenue.

We have generated limited revenues and we expect losses over the next year since we have modest revenues to offset the expenses associated in executing our business plan.  As disclosed in this annual report on Form 10-K for the year ended December 31, 2013, our revenues decreased marginally from $369,273 for the fiscal year ended December 31, 2012 to $314,746 for the fiscal year ended December 31, 2013 with a net loss increasing from $(1,264,148) for the fiscal year ended December 31, 2012 to $(3,104,827) for the fiscal year ended December 31, 2013.  We cannot guarantee that we will ever be successful in generating substantial revenues in the future or becoming profitable.  We recognize that if we are unable to generate substantial revenues, we will not be able to earn profits or continue operations as a going concern.  There is only a limited corporate history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

As discussed in the Notes to the Consolidated Financial Statements included in this annual report for our fiscal year ended December 31, 2013 we had a working capital deficit of $(1,355,230).  We had a net loss of $(3,104,827) for the year ending December 31, 2013 and an accumulated deficit of $(8,520,351) from inception (July 19, 2007) through December 31, 2013.

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

Our future profitability is uncertain.

We cannot predict our ability to reduce our costs or achieve profitability.  Our research and development expenses are expected to increase as we attempt to develop potential products.  As evidenced by the substantial net losses during 2013 and 2012, losses and expenses may increase and fluctuate from quarter to quarter.  There can be no assurance that we will ever achieve profitable operations.

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

We may not be able to successfully put in place the financial, administrative, and managerial structure necessary to operate as fully reporting independent public company and the development of such structure will require a significant amount of management's time and other resources.

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

Our officers/directors, in the aggregate, beneficially own approximately or have the right to vote approximately 58.9% of our outstanding common stock.  As a result, these stockholders, acting together, could influence matters submitted to our stockholders for approval including:

•

election of our board of directors;

•

removal of any of our directors;

•

significant corporate transactions;

•

amendment of our Articles of Incorporation or bylaws; and

•

adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

In addition, the future prospect of sales of significant amounts of shares held by our directors and executive officers could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease.  Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Our articles of incorporation authorize us to issue up to 5,000,000 shares of preferred stock.  To date, we have issued an aggregate of 281,969 shares of Series A Preferred Stock, with each preferred share convertible into 10 shares of common stock. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval.  As a result, our board of directors could authorize the issuance of additional series of preferred stock that would grant to holders of such preferred shares preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock.  To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us.  In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 150,000,000 shares of common stock.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

OTC Bulletin Board (Symbol "ERGO")
Period	High (US $)	Low (US $)
First Quarter 2012	0.71	0.51
Second Quarter 2012	0.49	0.23
Third Quarter 2012	0.36	0.36
Fourth Quarter 2012	0.50	0.50
First Quarter 2013	0.50	0.33
Second Quarter 2013	0.52	0.31
Third Quarter 2013	0.95	0.33
Fourth Quarter 2013	0.74	0.46
These bid prices are estimates only, based on price graph information.

(b) Holders of Common Stock

As of December 31, 2013, there were approximately 149 shareholders of record of our common stock with 8,297,645 total shares outstanding.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2013.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	2,352,099	$1,211,774	2,247,901
Total	2,352,099	$1,211,774	2,247,901

The Entia Biosciences, Inc. 2010 Stock Incentive Plan was adopted by the board of directors on September 17, 2010 and approved by the stockholders on October 21, 2010.  Initially 15 million shares were reserved for issuance under the Plan.  On January 1, 2012, 500,000 additional shares were automatically added to the shares reserved for issuance under the Plan, pursuant to an evergreen provision in the Plan.  On February 15, 2012, pursuant to a 1:10 reverse stock split the number of shares reserved for issuance under the Plan was reduced from 15,500,000 shares to 1,550,000 shares. During 2013, an additional 50,000 shares were automatically added to the shares reserved for issuance under the Plan and the shareholders, on two separate occasions, approved an additional 1.5 million shares each to be added bringing the total shares reserved to 4.6 million shares.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities that have not previously been disclosed in our periodic reports.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2013 or 2012.

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

Our formulations, which are highly potent antioxidants, have the nutritional potential to provide multiple health benefits for humans, including balancing iren hemostatis, reducing inflammation, supporting the immune system, promoting healthy joints, increasing stamina, and reducing stress and anxiety.  These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.  We utilize novel clinical models, biomarkers, and analytical tools to validate the nutritional and clinical efficacy of our formulations and the products that incorporate them.  Research and development of new formulations and nutraceutical products are also performed under contract with outside laboratories, such as the Department of Food Science, Pennsylvania State University.

Results of Operations for the year ended December 31, 2013 and 2012

Revenues and Cost of Goods Sold (in thousands, except percentages):

	For the Years Ended December 31,		Change
	2013	2012	$	%
Revenues	$ 314,746	$ 369,273	$ (54,527)	-14.8%
Cost of Goods Sold	131,123	107,465	23,658	22.1%

Revenues.   Revenues are generated primarily from the sale of our mushroom based nutraceutical dietary supplement products and functional ingredients.  The 14.8% decrease in revenues from 2012 was primarily due to the decrease in sales of our Groh® products due to a rebranding/marketing strategy undertaken in 2013.  During this time, we did not sell this product to consumers.

Cost of Goods Sold.   Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for 2013 increased 22.1% from 2012 due to increased freight-in for materials for our new GROH® product and increase freight on shipments to customers.  In addition, we wrote off obsolete inventory during 2013 that was used in our old GROH® product line.  This expense was approximately $24,000.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses (in thousands, except percentages):

	For the Years Ended December 31,		Change
	2013	2012	$	%
Advertising & promotion expenses	$ 171	$ 40	$ 131	327.5%
Professional fees	147	138	9	6.6%
Consulting fees	920	300	620	206.7%
General and Administrative expenses	1,915	865	1,050	121.4%

Advertising and promotional expenses.   These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The increase from 2012 for these expenses was due to our new marketing and rebranding for our GROH® product.

Professional fees.   These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The increase in professional fees from 2012 is due primarily to increased stock transfer and accounting fees for 2013.

Consulting fees.   These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology, investment banking and marketing management services.  The increase in these expenses from 2012 was due to the fact that there were increased warrants issued to compensate third party consultants for services in 2013.

General and administrative expenses.   These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation and product development.  The increase from 2012 is attributable to an increase in payroll, rent and insurance fees.  In 2013, this amount also includes an impairment that was recorded against our intangibles in the amount of $288,454.

Inflation

Inflation has not had a significant impact in the current or prior periods.

Significant changes in the number of employees

We currently have eight full-time employees. Our President, Chief Executive Officer, President and Acting Chief Financial Officer, Marvin S. Hausman, M.D., our Chief Operating Officer and Vice President Devin Andres (who also serves as President of TNS) have been employees since October 28, 2011.  In addition William Meyer, is head of Production, Sabrina Jetton, marketing, Daniel Wanvig, investor relations and we have three administrative employees. We utilize a number of part-time employees to manufacture and produce products.  As our operations expand we anticipate the need to hire additional employees, and contract with additional consultants; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

At December 31, 2013, cash totaled $36,886 compared to $13,081 at December 31, 2012.  The primary reasons for the net increase in 2013 are described below.  Our cash is held primarily in general checking accounts.  Working capital was $(1,355,230) at December 31, 2013, compared to $(864,921) at December 31, 2012.  The change in working capital was due primarily to the maturity date of most of our debt and increase in accrued expenses.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Years Ended December 31,		Change
	2013	2012	$	%
Net cash provided by (used in)
Operating activities	$ (767)	$ (315)	$ (452)	143.5%
Investing activities	(65)	(63)	(2)	3.2%
Financing activities	855	374	481	128.6%

Operating Activities.   The increase in net cash flows used from operating activities was due primarily to a large decrease in the amortization of discount on convertible notes along with a large increase in accounts payable/accrued expenses and an increase in the amortization and depreciation of assets.

Investing Activities.   The increase in net cash flows used from investing activities was due primarily to an increase in fixed assets purchased.

Financing Activities.   The increase in net cash flows from financing activities was due primarily to proceeds from the sale of preferred stock and increase in proceeds from notes payable.

Future Liquidity.   We have a history of incurring net losses and negative operating cash flows.  We are also deploying new technologies and continue to develop commercial products and services.  Based on our cash on hand, income from operations and the degree to which our burn rate can be reduced while continuing operations, management believes it has sufficient funds to remain operational through May 2014.

We expect our revenues to increase in 2014.  Notwithstanding, we anticipate generating losses in 2014 and therefore we may be unable to continue operations in the future.   In order for us to continue as a going concern and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  We will require additional capital of at least approximately $515,500 plus accrued interest to repay $90,000 plus accrued interest due on March 31, 2014, $63,000 plus accrued interest due on June 5, 2014, $312,500 plus accrued interest due on June 30, 2014 and $50,000 plus interest due on August 13, 2014 and we intend to raise the monies by undertaking one or more equity private placements.  We may also pursue re-negotiation and re-structuring of the debt.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction in operating costs could jeopardize our ability to launch, market and sell new nutraceutical supplement products necessary to grow and sustain our operations.

Subsequent Events

On February 3, 2014, Entia entered into a convertible promissory note with a principal amount of $42,000. The term of the note is nine months and the note carries an 8% interest rate per annum, compounded annually. If the note remains unpaid after one hundred and eighty (180) days from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the note.  We have calculated a discount for the beneficial conversion feature in the amount of $30,414 and will amortize this over 9 months to interest expense.

In July 2012, we entered into a note receivable with an investor in exchange for the issuance of common stock.  The investor has not paid any principal on this note and, in February 2014, we sold the note receivable to another investor for $40,000 cash.  We have recorded the sale of the note receivable for cash with a loss on sale of note receivable in the amount of $9,000 during first quarter of 2014.

Going Concern

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At December 31, 2013, we had cash and cash equivalents of $36,886.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through May 2014.

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

Item 8.  Financial Statements and Supplementary Data

Entia Biosciences, Inc.

Index to Consolidated Financial Statements

December 31, 2013 and 2012

Contents	Page(s)

Report of Independent Registered Public Accounting Firm……………...………………………………....	23

Consolidated Balance Sheets at December 31, 2013 and 2012………......………….…………..……….....	24

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012….....................	25

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31,

2013 and 2012.......................................................................................................................................

26-27

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012...……...…......	28

Notes to the Consolidated Financial Statements……….…………………..……………………..........…...	29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Entia Biosciences, Inc.

Sherwood, Oregon

We have audited the accompanying consolidated balance sheets of Entia Biosciences, Inc. and subsidiary ("the Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entia Biosciences, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

March 28, 2014

Part 1: FINANCIAL INFORMATION

Item 1. Financial Statements

ENTIA BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets
Current Assets:
Cash	$36,886	$13,081
Accounts receivable, net	11,197	62,397
Inventory, net	138,941	132,133
Interest income receivable	3,965	4,083
Prepaid expenses	34,462	32,542
Total Current Assets	225,451	244,236

Property and Equipment, net	62,145	35,627
Patents and license, net	343,498	183,106

Total Assets	$631,094	$462,969

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,157,717	$654,919
Short-term convertible notes payable, net of discount related-party	23,427	63,493
Short-term convertible notes payable, net of discount	373,644	365,416
Capital lease payable	2,105	2,808
Notes payable	23,788	22,521
Total Current Liabilities	1,580,681	1,109,157
Long Term Liabilities:
Capital lease payable	-	2,105
Total Long Term Liabilities	-	2,105

Total Liabilities	1,580,681	1,111,262

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
Series A preferred stock, 350,000 shares designated,
281,969 and 109,900 shares issued and outstanding,
respectively, aggregate liquidation value of $1,409,845
and $549,500, respectively	282	110
Common stock, $0.001 par value, 150,000,000 shares authorized,
8,297,645 and 7,444,591 shares issued and outstanding, respectively	8,298	7,444
Stock subscription receivable	(49,000)	(49,000)
Additional paid-in capital	7,793,760	5,115,587
Deferred compensation	(182,576)	(394,510)
Accumulated deficit	(8,520,351)	(5,327,924)
Total Stockholders' Equity (Deficit)	(949,587)	(648,293)
Total Liabilities and Stockholders' Equity (Deficit)	$631,094	$462,969

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012

REVENUES	$ 314,746	$ 369,273

COST OF GOODS SOLD	131,123	107,465

GROSS PROFIT	183,623	261,808

OPERATING EXPENSES
Advertising and promotion	171,137	39,776
Professional fees	147,469	137,554
Consulting fees	919,710	300,070
Impairment of intangible asset	288,454	-
General and administrative	1,626,873	865,092

Total Operating Expenses	3,153,643	1,342,492

LOSS FROM OPERATIONS	(2,970,020)	(1,080,684)

OTHER INCOME (EXPENSES)
Interest income	9,882	4,150
Interest expense	(144,689)	(262,929)
Gain on extinguishment of debt	-	75,315
Total Other Income (Expenses)	(134,807)	(183,464)

NET LOSS	$ (3,104,827)	$ (1,264,148)

DEEMED DIVIDEND RELATED TO BENEFICIAL
CONVERSION FEATURE OF CONVERTIBLE
PREFERRED STOCK	(87,600)	(21,400)

NET LOSS PER SHARE ALLOCABLE TO COMMON
STOCKHOLDERS	$ (3,192,427)	$ (1,285,548)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$ (0.42)	$ (0.18)

Weighted common shares outstanding
- basic and diluted	7,533,540	7,298,579

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012
									Total
					Additional		Stock		Stockholders'
	Preferred Stock		Common Stock		Paid	Deferred	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	In Capital	Compensation	Receivable	Deficit	(Deficit)

Balance -December 31, 2011	43,500	$ 44	7,171,175	$ 7,171	$ 4,272,792	$ (497,383)	$ -	$ (4,042,376)	$ (259,752)

Issuance of preferred stock for cash	57,400	57	-	-	286,942	-	-	-	286,999
Issuance of preferred stock for
cancellation of debt	2,000	2	-	-	9,998	-	-	-	10,000
Issuance of preferred stock for services	7,000	7	-	-	34,993	-	-	-	35,000
Deemed dividend related to beneficial
conversion feature of convertible preferred stock	-	-	-	-	21,400	-	-	(21,400)	-
Issuance of warrants in connection with
convertible notes payable	-	-	-	-	27,704	-	-	-	27,704
Issuance of common stock for license agreement	-	-	50,000	50	25,451	-	-	-	25,501
Issuance of common stock and warrants for cash	-	-	100,000	100	39,900	-	-	-	40,000
Issuance of common stock for note receivable	-	-	122,500	122	48,878	-	(49,000)	-	-
Stock compensation	-	-	916	1	170,456	-	-	-	170,457
Issuance of warrants for services	-	-	-	-	128,540	(128,540)	-	-	-
Issuance of warrants for extension on debt	-	-	-	-	48,533	-	-	-	48,533
Amortization of deferred compensation	-	-	-	-	-	231,413	-	-	231,413
Net loss	-	-	-	-	-	-	-	(1,264,148)	(1,264,148)

(continued on the next page)

(continued from previous page)
									Total
					Additional		Stock		Stockholders'
	Preferred Stock		Common Stock		Paid	Deferred	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	In Capital	Compensation	Receivable	Deficit	(Deficit)

Balance - December 31, 2012	109,900	110	7,444,591	7,444	5,115,587	(394,510)	(49,000)	(5,327,924)	(648,293)

Issuance of preferred stock for cash	140,175	140	-	-	700,735	-	-	-	700,875
Issuance of preferred stock for
cancellation of debt	3,162	3	-	-	15,747	-	-	-	15,750
Issuance of warrants in connection with
convertible notes payable	-	-	-	-	16,400	-	-	-	16,400
Beneficial conversion feature in connection with
convertible note payable	-	-	-	-	64,956	-	-	-	64,956
Issuance of preferred stock for conversion
of convertible notes payable	23,332	23	-	-	116,629	-	-	-	116,652
Issuance of preferred stock for
conversion of accounts payable	30,400	31	-	-	151,970	-	-	-	152,001
Deemed dividend related to beneficial conversion
feature of convertible preferred stock	-	-	-	-	87,600	-	-	(87,600)	-
Issuance of common stock for conversion
of preferred stock	(25,000)	(25)	250,000	250	(225)	-	-	-	-
Issuance of common stock for conversion
of accrued compensation	-	-	273,158	274	129,727	-	-	-	130,001
Stock compensation	-	-	-	-	413,921	-	-	-	413,921
Issuance of common stock for services	-	-	129,896	130	83,270	-	-	-	83,400
Issuance of common stock & warrants for
license agreement	-	-	200,000	200	215,329	-	-	-	215,529
Issuance of warrants for services	-	-	-	-	584,108	(584,108)	-	-	-
Issuance of warrants for extension on debt	-	-	-	-	98,006	-	-	-	98,006
Amortization of deferred compensation	-	-	-	-	-	796,042	-	-	796,042
Net loss	-	-	-	-	-	-	-	(3,104,827)	(3,104,827)

Balance - December 31, 2013	281,969	$ 282	8,297,645	$ 8,298	$ 7,793,760	$ (182,576)	$ (49,000)	$ (8,520,351)	$ (949,587)

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,104,827)	$(1,264,148)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation/amortization	35,990	21,527
Inventory reserve	-	23,491
Gain on extinguishment of note payable	-	(75,315)
Impairment of intangible asset	288,454	-
Amortization of discount on convertible notes	107,455	184,272
Stock-based compensation	1,293,363	485,402
Changes in operating assets and liabilities:
Accounts receivable	(30,725)	(26,124)
Inventory	(15,808)	17,954
Prepaid expenses	(1,920)	(651)
Other current assets	118	(4,083)
Accounts payable and accrued expenses	661,167	323,080
NET CASH USED IN OPERATING ACTIVITIES	(766,733)	(314,595)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(52,548)	(17,180)
Acquisition of patents and patents pending (net)	(12,056)	(46,147)
NET CASH USED IN INVESTING ACTIVITIES	(64,604)	(63,327)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, preferred stock and warrants	700,875	327,000
Proceeds from convertible notes payable short-term	113,000	13,000
Net change in notes payable	1,267	9,364
Proceeds from convertible note payable-related party	40,000	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	855,142	374,364

NET CHANGE IN CASH	23,805	(3,558)
Cash at beginning of period	13,081	16,639
Cash at end of period	$36,886	$13,081
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$1,064	$5,639
SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING
AND INVESTING ACTIVITIES:
Deemed distribution	$87,600	$21,400
Conversion of accounts payable, accrued compensation, notes
payable and accrued interest to preferred stock and common stock	$414,404	$10,000
Stock & warrant issued for inventory	$9,000	$-
Stock & warrant issued for license	$215,529	$25,501
Stock issued for note receivable	$-	$49,000
Debt issued for license	$140,000	$-

See accompanying notes to the consolidated financial statements.

Entia Biosciences, Inc.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

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

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At December 31, 2013, we had cash and cash equivalents of $36,886.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through May 2014.

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

The consolidated financial statements include the accounts of Entia and Total Nutraceutical Solutions as of December 31, 2013 and 2012.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $2,526 at both December 31, 2013 and 2012.

Inventory

Inventory, which consists primarily of raw materials to be used in the production of our dietary supplement products, is stated at the lower of cost or market using the average cost method. We regularly review our inventory on hand and, when necessary, record a provision for excess or obsolete inventory.

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

We have recorded an impairment on our intangibles in the amount of $288,454 on December 31, 2013 and $0 for December 31, 2012.

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

Fair value of financial instruments

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable and accounts payable approximate their fair values determined based on level 1 inputs in the fair value hierarchy because of the short maturity of these instruments.  Due to conversion features and other terms, it is not practical to estimate the fair value of notes payable and convertible notes.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2013 or 2012, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2013 and 2012.

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

Shipping and handling costs

Amounts charged to customers for shipping products are included in revenues and the related costs are classified in cost of goods sold as incurred.  In 2013 and 2012, we incurred $31,996 and $26,059, respectively, in shipping costs included in cost of goods sold.

Advertising costs

Costs associated with the advertising of our products are expensed as incurred.

Research and development

Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.  These research and development arrangements usually involve one specific research and development project.  We may make non-refundable advances upon signing of these arrangements.  Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized.  Such amounts are recognized as an expense as the related goods are delivered or as the related services are performed.  Management periodically evaluates whether the goods will be delivered or services will be rendered.  If management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment is charged to expense.  Research and development expense was $27,804 and $58,101 in 2013 and 2012, respectively.

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

The tax years that are open to examination are 2010, 2011, 2012 and 2013.

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which are convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for 2013 and 2012. The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Years Ended
	2013	2012
Numerator:
Net loss	$ (3,213,827)	$ (1,285,548)

Denominator:
Weighted-average common shares outstanding	7,533,540	7,298,579

Basic and diluted net loss per share	$ (0.43)	$ (0.18)

Common stock warrants	4,058,050	2,408,078
Series A convertible preferred stock	2,819,690	1,099,000
Stock options	2,352,099	830,504
Convertible debt including interest	932,332	405,226
Excluded dilutive securities	10,162,171	4,742,808

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

NOTE 3 – INVENTORY

Inventory consists of the following at:

	December 31, 2013	December 31, 2012
Raw materials	$ 240,750	$ 271,312
Finished goods	49,255	11,885
	290,005	283,197
Less: reserve for excess and obsolete inventory	(151,064)	(151,064)
	$ 138,941	$ 132,133

We recorded a reserve adjustment of $0 and $23,491 for excess inventory in 2013 and 2012, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following at:

	December 31, 2013	December 31, 2012
Office equipment	$ 26,284	$ 24,584
Production equipment	83,615	39,791
Leasehold improvements	16,328	13,946
	126,227	78,321
Less: accumulated depreciation	(64,082)	(42,694)
	$ 62,145	$ 35,627

Depreciation expense was $25,327 and $18,312 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5 - PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  On July 23, 2013, we were issued a patent in the United States.  We have begun amortizing this patent on this date for a period of 15 years.  The amount capitalized is $31,325.  On May 1, 2013, we entered into an exclusive license agreement with Penn State Research Foundation (PSRF) for 15 years to market and sell product under a patent issued to PSRF in the United States.  We incurred a license fee of $150,000 for this agreement and we are amortizing it over the life of the agreement.  $70,000 was due on December 31, 2013 with the remainder due in May 2014.  We have not made the payment for December 2013 because we are in negotiations with PSRF to expand the relationship under the licensed patents.  In addition, in December 2013, we acquired indefinite-lived intangibles from a customer in exchange for stock and warrants.  Total value of $288,454 for the intangibles were recorded to patents and licenses and are not subject to amortization, but are subject to impairment.  Management has recorded an impairment of $288,454 for year ended 2013.

The licenses are being amortized over an economic useful life of 15-17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	December 31, 2013	December 31, 2012
Licenses and amortizable patents	$ 234,324	$ 188,570
Unamortized patents	125,301	-
Accumulated amortization	(16,127)	(5,464)
Patents and Licenses, net	$ 343,498	$ 183,106

License amortization expense was $10,663 and $3,213 for the years ended December 31, 2013 and 2012, respectively.  Annual aggregate amortization expense for our licenses for each of the next five years through December 31, 2018, is $15,357 per year and for years 2019 and later it is estimated to be $141,412.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses (included with accounts payable) consisted of the following at:

	December 31, 2013	December 31, 2012
Executive compensation	$ 476,368	$ 192,552
Royalties	-	4,760
Other accruals	60,671	18,309
	$ 537,039	$ 215,621

Entia entered into an exclusive license agreement with PSRF for 15 years to market and sell product under a patent issued to PSRF in the United States.  We incurred a license fee of $150,000 for this agreement where we paid $10,000 upfront and we owe $140,000 during second quarter of 2014.  This debt does not accrue interest and is classified within accounts payable and accrued expenses on the balance sheet.

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following at:

	December 31, 2013	December 31, 2012
Notes payable - current
7.85% unsecured, $781 due monthly	$ 1,964	$ 1,426
4.15% unsecured, $2,678 due monthly	-	21,095
4.15% unsecured, $2,771 due monthly	21,824
	$ 23,788	$ 22,521

Convertible notes payable, net	December 31, 2013	December 31, 2012
5% unsecured due June 2013, convertible into preferred stock at $5.00 per share	$ -	$ 15,000
8%, unsecured due June 2014 (net of discount related to beneficial conversion feature of $49,004 in 2013 and $35,807 in 2012), convertible into common stock at $0.45 per share	263,496	276,693
6% unsecured due June 2013 (net of discount related to beneficial conversion feature of $0 in 2013 and $4,277 in 2012), convertible into preferred stock at $5.00 per share	-	8,723
5% unsecured due June 2013, convertible into preferred stock at $5.00 per share	-	15,000
8% secured due August 2014 (net of discount related to beneficial conversion feature of $12,300 in 2013 and $0 in 2012), convertible into preferred stock at $5.00 per share	37,700	-
6% unsecured, convertible into common stock at $2.00 per share, due March 31, 2014	50,000	50,000
8% unsecured due August 2014 (net of discount related to beneficial conversion feature of $40,552 in 2013 and $0 in 2012), convertible into common stock at a price to be determined after June 5, 2014	22,448	-
	$ 373,644	$ 365,416

Convertible notes payable related party, net	December 31, 2013	December 31, 2012
6% unsecured due December 2013 (net of discount related to beneficial conversion feature of $0 in 2013 and $11,507 in 2012), convertible into common stock at $2.00 per share	-	63,493
0% unsecured due March 30, 2014 (net of discount related to beneficial conversion feature of $16,573 in 2013 and $0 in 2012, convertible into common stock at $0.65 per share	23,427	-
	$ 23,427	$ 63,493

Entia has debt in the principal amount of $515,500 in the form of five convertible notes payable; $90,000 is due on March 31, 2014, $63,000 that matures on June 5, 2014, $312,500 that matures on June 30, 2014 and $50,000 that matures on August 13, 2014.

On June 20, 2013, Entia entered into an Amendment and Transfer of Promissory Note agreement with Mark Wolf to extend the maturity date on a promissory note dated February 18, 2010 in the principal amount of $50,000 with interest accruing at 6% per annum from December 31, 2011 to December 31, 2013.  Mr. Wolf also received consent from Entia to transfer ownership of the Promissory Note to Larry Johnson.  This note has been extended until March 31, 2014.

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

On December 5, 2013, Entia entered into a convertible promissory note with a principal amount of $63,000. The term of the note is nine months and the note carries an 8% interest rate per annum, compounded annually. If the note remains unpaid after one hundred and eighty (180) days from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the note.  We have calculated a discount for the beneficial conversion feature in the amount of $45,621 and will amortize this over 9 months to interest expense.  The amount amortized for 2013 is $5,069 and zero for 2012.

On December 13, 2013, Entia entered into a promissory note due on March 31, 2014 at 0% in the principal amount of $40,000.  This note is convertible into the common stock at $0.65 per share.  Entia also granted the creditor warrants to purchase 20,000 shares of Entia’s common stock at $0.65 per share.  The fair value of the warrants was valued at $9,760 and is being amortized over the life of the loan as interest expense.  In addition, we calculated a beneficial conversion feature related to the conversion option and we posted a discount of $9,575 and will amortize this expense to interest expense over the life of the loan.

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

During 2013, we issued the following:

•

140,175 shares were issued for cash proceeds of $700,875;

•

30,400 shares for conversion of $152,001 of accounts payable; and

•

26,494 shares for conversion of $132,402 of debt and accrued interest.

25,000 shares of the Series A Preferred stock were converted during 2013 into 250,000 shares of our common stock.

During 2012, 44,600 shares of Series A Preferred stock were issued for $223,000 in cash.  In addition:

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

Common stock

During 2013, we issued shares of common stock per the following:

•

264,158 shares with a value of $125,001 in exchange for accrued payroll by two of our officers;

•

250,000 shares were issued from conversion of 25,000 shares of Series A Preferred stock;

•

53,500 shares with a value of $31,090 to vendors in association with consulting agreements signed in 2013;

•

9,000 shares with a value of $4,320 in association with a consulting agreement signed August 1, 2013;

•

200,000 shares with a value of $124,000 for the purchase of a license agreement; and

•

76,396 shares with a value of $48,893 in association with employment agreements dated 2011 for two officers.

During 2012, we issued shares of common stock per the following:

•

666 shares of common stock were issued to two employees as compensation.  This stock had a fair market value of $400,

•

50,000 shares of common stock were issued in exchange for a license agreement.  The stock had a value of $25,501,

•

pursuant to an agreement authorized by Entia’s board of directors, Entia authorized a special price to current holders of warrants and/or options to exercise their warrants and/or options.  If they committed to exercising their warrants/options, Entia would allow them to convert at $0.40 per share.  This special price was effective only through July 31, 2012.  There were a total of 222,500 warrants exercised for proceeds of $89,000.  $30,000 was received in cash during third quarter 2012, $10,000 in cash was received during fourth quarter 2012 with the remaining $49,000 was exercised by receiving short-term notes with interest ranging from 6% to 20% due before April 2013.  These notes are recorded on the balance sheet as a contra-equity account and the incremental expense from modification of warrants was calculated and deemed immaterial and

•

250 shares of common stock to its employees as a performance bonus.  This stock has a value of $1.

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

	December 31, 2013	December 31, 2012
Expected dividend yield	-	-
Expected stock price volatility	216.96% - 236.55%	233.73% - 248.63%
Risk-free interest rate	0.95% - 2.47%	0.84% - 1.15%
Expected term (in years)	5 - 10 years	5 - 7 years
Weighted-average granted date fair value	$0.45	$0.49

A summary of option activity under the stock option plan as of December 31, 2013, and changes during the year then ended is presented below:

				Weighted
			Weighted	Average
	Number	Exercise	Average	Remaining	Aggregate
	of	Price	Exercise	Contractual Term	Intrinsic
	Shares	Range	Price	(Years)	Value

Outstanding, December 31, 2011	659,242	$ 0.47-$1.00	$ 0.62	10	-

Granted	542,857	$ 0.40-$0.50	$ 0.45	9	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-

Outstanding, December 31, 2012	1,202,099	$ 0.40-$1.00	$ 0.56	7.74	-

Exercisable, December 31, 2012	830,504	$ 0.40-$1.00	$ 0.57	8.19	-

Granted	1,150,000	$ 0.38-$0.81	$ 0.47	8.07	-
Exercised	-	-	$ -	-	-
Expired	-	-	$ -	-	-

Outstanding, December 31, 2013	2,352,099	$ 0.38-$1.00	$ 0.51	7.90	199,505

Exercisable, December 31, 2013	1,810,344	$ 0.38-$1.00	$ 0.52	7.88	138,707

The range of exercise prices for options outstanding under the 2010 Stock Incentive Plan at December 31, 2013 are as follows:

Number of	Exercise
shares	Price
55,000	$ 0.38
135,000	$ 0.40
20,000	$ 0.44
540,000	$ 0.45
247,242	$ 0.47
247,857	$ 0.49
15,000	$ 0.62
854,000	$ 0.50
200,000	$ 0.85
38,000	$ 1.00
2,352,099

At December 31, 2013, the Company had 2,247,901 unissued shares available under the Plan.  Also, at December 31, 2013, the Company had $221,217 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 7 years.

Warrants

Outstanding warrants to purchase common stock are as follows:

Date of Issue	December 31, 2013	Exercise Price	Expiration
November-13	369,997	$0.50 - $0.70	11/2018 - 11/2020
October-13	137,985	$1.00	10/2016
September-13	21,118	$0.50	9/2020
August-13	50,000	$2.00	8/2018
July-13	212,400	$0.50	7/2020
June-13	850,852	$0.45 - $5.00	06/2016 - 06/2020
May-13	-
April-13	-
March-13	88	$0.70	03/2017
February-13	35	$5.00	02/2019
January-13	20,201	$0.49 - $5.00	06/2017 - 01/2020
As of December 2012	2,944,374	$0.36 - $10.00	10/2013 - 10/2021
Total	4,607,050
Less:
Expired	549,000
Exercised	-
Total	4,058,050

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.

In determining the fair value of warrants, we employed the following key assumptions:

	2013	2012
Risk-Free interest rate	0.95% - 3.32%	0.84% - 1.08%
Expected dividend yield	0%	0%
Volatility	216.48% - 239.20%	202.65% - 264.48%
Expected life	3 - 10 years	5 - 7 years

At December 31, 2013 and 2012, the weighted-average Black-Scholes value of warrants granted was $0.57 and $0.50, respectively.

NOTE 10 – INCOME TAXES

For the years ended December 31, 2013, and 2012, we incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2013, we had approximately $3,245,256 of net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2026.

The components of our deferred tax assets/liabilities as of December 31, are as follows:

	2013	2012
Deferred tax assets:
Reserves and accruals	$ 188,000	$ 118,000
Net operating loss carryforwards	1,149,000	843,000
Total deferred tax assets:	1,337,000	961,000
Deferred tax liabilities:
Depreciation and amortization	11,000	8,000
Net deferred tax assets before valuation allowance	1,326,000	953,000
Less: Valuation allowance	(1,326,000)	(953,000)
Net deferred tax assets	$ -	$ -

For financial reporting purposes, we have incurred a loss in each period since inception. Based on the available objective evidence, including our history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, we provided for a full valuation allowance against our net deferred tax assets at December 31, 2013, and 2012.  A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended December 31, is as follows:

	2013	2012
Federal Statutory Rate	$ (1,056,000)	$ (430,000)
Nondeductible expenses	683,000	212,000
Change in allowance on deferred tax assets	(373,000)	(218,000)
	$ -	$ -

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

On April 4, 2012, the Company entered into a Commercial Lease agreement with Lanz Properties, LLC for 13,081 square feet of office and warehouse space located at 13565 SW Tualatin-Sherwood Road, Suite 800, Sherwood, OR 97140.  The new lease commenced on June 1, 2012 and will terminate on July 31, 2015.  No rent was payable until October 2012.  The base monthly rental rate started at $3,160, increasing to $3,260 in October 2013, and then $3,343 in June 2014.  The Company has straight-lined the full value of the lease agreement over the life of the lease and has recorded this amount monthly.  The amount of rent expense that is above the actual rent amount is recorded as deferred rent and is shown on the balance sheet in current liabilities as part of accounts payable and accrued expenses. The amount recorded for 2013 is $6,555 and $8,499 for 2012.

Future minimum lease payments for all of our facilities amount to $47,986 each year through 2014 and $27,992 for 2015.  Rent expense for the years ended December 31, 2013 and 2012 was $43,497 and $36,312, respectively.

NOTE 12 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

During 2013, approximately 29.8% of our net sales were to two customers as compared to 35.3% in 2012.  Accounts receivable for these customers accounted for 27% and 86% of total accounts receivable at December 31, 2013 and 2012, respectively.

Vendor Concentrations

During 2013, approximately 25% of our purchases were made from one vendor as compared to 33% during 2012.

NOTE 13 – SUBSEQUENT EVENTS

On February 3, 2014, we entered into a convertible promissory note with a principal amount of $42,000. The term of the note is nine months and the note carries an 8% interest rate per annum, compounded annually. If the note remains unpaid after one hundred and eighty (180) days from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the note.  We have calculated a discount for the beneficial conversion feature in the amount of $30,414 and will amortize this over 9 months to interest expense.

In July 2012, we entered into a note receivable with an investor in exchange for the issuance of common stock.  The investor has not paid any principal on this note and, in February 2014, we sold the note receivable to another investor for $40,000 cash.  We have recorded the sale of the note receivable for cash with a loss on sale of note receivable in the amount of $9,000 during first quarter of 2014.

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

As of the end of the period covered by this report, December 31, 2013, we initially carried out an evaluation, under the supervision and with the participation of our President (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President and chief financial officer initially concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2013, our President, Chief Executive Officer and Principal Accounting and Financial Officer, Marvin S. Hausman, M.D., assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) inadequate control over contracts and commitments.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Principal Accounting and Financial Officer, Marvin S. Hausman, M.D., in connection with the review of our financial statements as of December 31, 2013.  These material weaknesses were also identified in our annual evaluation as of December 31, 2012.

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

Name	Age	Position

Marvin S. Hausman, MD	72	Chief Executive Officer and Chairman since August 28, 2008, Acting Principal Accounting and Financial Officer

Elliot L. Shelton, Esq.	64	Secretary, Director since August 28, 2008.

Devin Andres	38	Vice President for Marketing and Sales since October 22, 2010 Chief Operating Officer since March 12, 2013

Philip A. Sobol, MD	59	Director since August 28, 2008.

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

Dr. Hausman served on the board of directors of OXIS International, Inc. from March 2002 to November 2003.  Subsequently, Dr. Hausman was re-appointed to the board of directors of OXIS in August 2004.  On December 10, 2004, the board of directors appointed Marvin S. Hausman, M.D. to serve as Chairman of the Board, Acting Chief Executive Officer and Acting Chief Financial Officer of OXIS.  In February 2005, Dr. Hausman ceased to be the Chief Executive Officer of OXIS.  In September 2006, Dr. Hausman was again appointed to serve as President and Chief Executive Officer by the board of directors of OXIS.  In June 2008, Dr. Hausman resigned as President, Chief Executive Officer, Acting Principal Accounting and Financial Officer and Chairman of the Board of OXIS International, Inc. and as a director.  Dr. Hausman served as a director and as Chairman of the Board of Axonyx Inc., a biotechnology company developing drugs for Alzheimer’s disease, from 1997 until the merger of Axonyx into Torrey Pines Therapeutics in October 2006, and had served as President and Chief Executive Officer of Axonyx from 1997 until September 2003 and March 2005, respectively.  Dr. Hausman was a co-founder of Medco Research Inc., a pharmaceutical biotechnology company specializing in adenosine products which was subsequently acquired by King Pharmaceuticals.  He has also served as a director of Arbios Technologies, Los Angeles, CA from 2003-2005 and of Regent Assisted Living, Inc., Portland, OR, from 1996-2001.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors concerning the fiscal year ended December 31, 2013, the following officers and directors failed to timely to report changes in ownership:  Dr. Hausman failed to timely file a Form 4 reporting his acquisition of shares of common stock on July 12, 2013, but later reported the acquisition in a Form 4 on July 22, 2013.  Marvin Hausman also failed to timely file a Form 4 reporting his acquisition of common stock purchase warrants and incentive stock options, but later reported the acquisitions in a Form 4 on October 17, 2013.  Dr. Sobol failed to timely file a Form 4 reporting his acquisition of shares of common stock purchase warrants on July 11, 2013, but later reported the acquisition in a Form 4 on October 17, 2013.  Devin Andres failed to timely file a Form 4 reporting his acquisition of common stock purchase warrants and incentive stock options, but later reported the acquisitions in a Form 4 on October 17, 2013.

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

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended December 31, 2013 and 2012 for our Chief Executive Officer who is also our Acting Chief Financial Officer, (our “Named Executive Officer”) who was appointed on August 28, 2008 and our Chief Operating Officer.  We did not have any other executive officers during the fiscal years ended December 31, 2013 and 2012 who received compensation in excess of $100,000.

Summary Compensation Table

							Non-
							Qualified
Name						Non-Equity	Deferred
and				Stock	Option	Incentive Plan	Compensation	All other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Marvin
Hausman
CEO, Dir	2013	$ 300,000	$ -	$ 15,000	$ 79,814	$ -	$ -	$ 187,212	$ 582,026

Marvin
Hausman
CEO, Dir	2012	$ 150,000	$ -	$ 15,000	$ -	$ -	$ -	$ 102,488	$ 267,488

Devin
Andres
COO, VP	2013	$ 175,000	$ -	$ 12,500	$ 69,036	$ -	$ -	$ 63,109	$ 319,645

(1)   $30,221 of this salary was paid during 2013 with the remaining $269,779 was accrued.  $224,811 was accrued between January and October 2013 under the terms of the Employment Agreement dated October 28, 2011, while the remaining $50,000 represented compensation for the months of November and December at $25,000 per month pursuant to the increase in the cash salary in the third year of the Employment Agreement from $300,000 to $350,000 per year.

(2)   The stock award was part of the employment agreement that stated $30,000 was to be paid in stock in four quarterly tranches over a one year period.  Half of these stock certificates, valued at $15,000, were issued in 2012 with the other half issued in 2013.

(3)  All other compensation for 2013 includes the value of warrants vested from employment agreement valued at $164,162 and reimbursement for travel expenses of $23,050.

(4)  $86,687 of the salary was paid during 2013, $63,836 was accrued and $24,477 was paid in common stock.

(5)  The stock award was part of the employment agreement dated October 28, 2011.  Stock was issued for $25,000 with half of it being issued in 2012 and the remaining $12,500 issued in 2013.

(6)  All other compensation for 2013 includes the value of warrants vested from employment agreement.  The warrants were valued at $59,860 and the remaining $3,249 is from reimbursements of travel expenses.

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

After the initial one-year term, Dr. Hausman’s compensation increases by $50,000 per annum for the subsequent two terms.  Minimal compensation has been actually paid in correlation with his total salary.  His unpaid compensation is being accrued and is shown on the balance sheet as a current liability in accrued expenses.  All stock attributable to the employment agreement dated October 28, 2011 has been issued.

We do not maintain key-man life insurance for any our executive officers/directors.  We do not have any long-term compensation plans.

Stock Option Grants

On June 21, 2013, Dr. Hausman was granted 7-year stock options at $0.45 per share vesting immediately.

Outstanding Equity Awards at Fiscal Year-Ending December 31, 2013

Outstanding Equity Awards at Fiscal Year-End
Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price $	Option Expiration Date	Number of Shares or Units Stock That Have Not Vested	Market Value of Shares Or Units that Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, Or Other Rights That Have Not Vested ($)
(a)	(b)	( c)	(d)	( e)	(f)	(g)	(h)	(i)	(j)

Dr. Marvin
S. Hausman	138,900	-	-	$ 0.47	10/27/2021	-	-	-	-

Dr. Marvin
S. Hausman	200,000	-	-	$ 0.45	6/20/2020	-	-	-	-

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

Director Compensation

		Fees			Non-Equity
		earned			Incentive	All
		or Paid in	Stock	Option	Plan	Other
		Cash	Awards	Awards	Compensation	Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)

Elliot Shelton	2013	$ -	$ -	$ -	$ -	$ 59,860	$ 59,860
Philip Sobol	2013	$ -	$ -	$ -	$ -	$ 83,757	$ 83,757

Elliot Shelton	2012	$ -	$ -	$ -	$ -	$ 17,888	$ 17,888
Philip Sobol	2012	$ -	$ -	$ -	$ -	$ 17,888	$ 17,888

(2)

All other compensation includes value of warrants granted and vested during 2013.  150,000 warrants were granted for services rendered while participating on the board.

(2)

All other compensation includes value of warrants vested during 2013.  189,669 warrants were granted to Dr. Sobol during 2013; 30,000 shares in connection with debt and 159,669 for services rendered while participating on the board.  All but 20,000 warrants vested immediately.  20,000 will vest on March 31, 2014.

We did not pay our directors any cash compensation during fiscal years ending December 31, 2013, and December 31, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on March 28, 2014 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors. The percentage of beneficial ownership for the following table is based on 8,297,645 shares of common stock outstanding

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 28, 2014 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Entia Biosciences, Inc.’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Marvin S. Hausman, M.D., CEO & Dir. (2)	4,560,907 shares	45.9%
Devin Andres, VP Sales and Marketing (3)	1,054,104 shares	11.5%
Phil A. Sobol, M.D., Director (4)	1,001,254 shares	10.9%
Elliot L. Shelton, Esq., Secretary, Director (5)	492,916 shares	5.7%
Total Officers and Directors	7,109,881 shares	58.9%

(1) These percentage figures are based upon 8,297,645 shares of our common stock outstanding as of March 28, 2014.  Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(2) Marvin Hausman’s holdings include 2,919,988 shares of common stock, 20,025 shares of preferred stock that converts to 10 shares of common per preferred at $5.00 per share, a non-statutory stock option to purchase 138,900 shares at $0.47 per share issued on October 28, 2011, a non-statutory stock option to purchase 200,000 shares at $0.45 per share issued on June 21, 2013, a five year warrant to purchase 25,000 shares at $1.00 per share, a ten year warrant to purchase 138,900 shares at $0.36 per share issued on October 28, 2011, a 10 year warrant to purchase 430,556 vested shares out of 500,000 shares exercisable at $0.55 per share issued on October 28, 2011, a five year warrant to purchase 100,000 vested shares at $0.60 per share issued on December 20, 2011 in conjunction with extending a convertible note payable, a seven year warrant to purchase 400,000 shares at $0.45 issued on June 21, 2013 and a three year warrant to purchase 7,313 shares at $1.00 issued on October 16, 2013.  Dr. Hausman’s holdings of 2,587,025 fully diluted shares also include 350,000 common shares owned by Northwest Medical Research Partners Inc., which is controlled by Marvin S. Hausman, M.D. and 66,667 of 100,000 shares owned by MSH Ventures, Inc., in which Dr. Hausman has an equity interest of 66.66%.  This number does not include 150,000 shares of common stock owned by the adult children of Marvin S. Hausman, M.D.

(3) Devin Andres’ holdings include 201,031 shares of common stock, 5,000 shares issuable upon exercise of a common stock purchase warrant exercisable at $2.50 per share, a ten year warrant to purchase 108,342 shares at $0.36 per share issued on October 28, 2011, a warrant to purchase 301,389 vested shares out of 350,000 shares exercisable at $0.55 per share issued on October 28, 2011, a seven year warrant to purchase 150,000 shares at $0.45 issued on June 21, 2013, a non-statutory stock option to purchase 108,342 shares at $0.47 per share issued on October 28, 2011, a non-statutory stock option to purchase 5,000 shares at $0.40 per share issued on June 29, 2011, a non-statutory stock option to purchase 25,000 shares at $0.38 per share issued on February 20, 2013 and a non-statutory stock option to purchase 150,000 shares at $0.45 per share issued on June 21, 2013.

(4) Phil Sobol’s holdings include 81,667 shares of common stock, 19,338 shares of preferred stock that converts to 10 shares of common per preferred at $5.00 per share, a five year warrant to purchase 25,000 shares at $1.00 per share, a ten year warrant to purchase 100,000 shares at $0.60 per share granted on December 20, 2011, a five year warrant to purchase 150,000 shares at $0.55 granted on May 17, 2012, a five year warrant to purchase 100,000 out of 150,000 shares at $0.40 per share issued on June 29, a five year warrant to purchase 10,000 shares at $0.45 issued on July 1, 2013, a seven year warrant to purchase 150,000 at $0.45 issued on June 21, 2013, a three year warrant to purchase 9,669 shares at $1.00 share issued on October 16, 2013 and a seven year warrant to purchase 20,000 shares at $0.65 issued on December 13, 2013 and a non-statutory stock option to purchase 100,000 shares at $0.85 issued on January 24, 2011.  Dr. Sobol also has 61,538 shares of stock that can be converted pursuant to a convertible note entered into in December 2013.

(5) Elliot Shelton’s holdings include 142,916 shares of common stock, 100,000 shares of common stock issuable upon exercise of vested non-statutory stock options exercisable at $0.85 per share granted on January 24, 2011, a five year warrant to purchase 100,000 out of 150,000 at $0.40 issued on June 29, 2012 and a seven year warrant to purchase 150,000 shares at $0.45 granted on June 21, 2013.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 20, 2011, we entered into an Amendment No. 1 to Promissory Note with Marvin S. Hausman, M.D., our Chief Executive Officer and Philip Sobol, a director, whereby Dr. Hausman and Dr. Sobol agreed to extend the maturity date of the Promissory Note dated December 30, 2009 in the principal amount of $50,000 from December 31, 2011 to December 31, 2013.  The interest rate on the note remains 6% per annum.  In exchange for the extension of the maturity date, Drs. Hausman and Sobol were each granted a five year warrant to purchase 100,000 shares of common stock at $0.60 per share with 50,000 warrants to each of Drs. Hausman and Sobol vesting immediately and the remaining warrants vesting monthly over a 2-year period.  The other provisions of the Promissory Note remain the same.  On June 4, 2013, the note plus accrued interest of $11,812 was converted into Series A Preferred stock at $5.00 per share.

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

Item 14. Principal Accounting Fees and Services.

Our auditors, Peterson Sullivan LLP, were appointed in March 2011 and audited our financial statements for the fiscal years ended December 31, 2013 and December 31, 2012 and reviewed our quarterly reports for our fiscal year ended December 31, 2012 and 2011.  Aggregate fees billed to us by Peterson Sullivan LLP for the 2012 and 2011 audit and review of our quarterly reports in 2013 were as follows:

For the Years Ended December 31,
	2013	2012
Fee Category
Audit fees (1)	$ 41,339	$ 42,750
Tax Fees	-	-
All other fees	-	-
Total Fees	$ 41,339	$ 42,750

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

2.  Financial Statement Schedules:  Page 31

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon on this 28th day of March, 2014.

ENTIA BIOSCIENCES, INC.

By:	/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D. Chief Executive Officer, Chairman of the Board (Principal Executive Officer) (Principal Financial and Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 28th day of March, 2014.

Signature	Title

/s/ Marvin S. Hausman, M.D.	Chief Executive Officer, Chairman of the Board, Director
Marvin Hausman, M.D.	(Principal Executive Officer)
(Principal Financial and Accounting Officer)

/s/ Philip A. Sobol, M.D.	Director
Philip A. Sobol, M.D.

/s/ Elliot L. Shelton, Esq.	Director
Elliot A. Shelton, Esq.