Form 10-Q
period 2014-03-31
Entia Biosciences, Inc.
filed 2014-05-15
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

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

On May 15, 2014, 8,437,345 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements
ENTIA BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash	$23,144	$36,886
Accounts receivable, net	36,188	11,197
Inventory, net	127,468	138,941
Interest income receivable	-	3,965
Prepaid expenses	28,602	34,462
Other current assets	920	-
Total Current Assets	216,322	225,451
Property and Equipment, net	56,208	62,145
Patents and license, net	343,430	343,498
Total Assets	$615,960	$631,094

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,349,677	$1,157,717
Short-term convertible notes payable, net of discount related-party	-	23,427
Short-term convertible notes payable, net of discount	435,798	373,644
Capital lease payable	1,403	2,105
Notes payable	44,002	23,788
Total Current Liabilities	1,830,880	1,580,681
Long Term Liabilities:
Convertible notes payable, net of discount	15,550	-
Total Long Term Liabilities	15,550	-
Total Liabilities	1,846,430	1,580,681

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
Series A preferred stock, 350,000 shares designated,
281,969 and 281,969 shares issued and outstanding,
respectively, aggregate liquidation value of $1,409,845
and $1,409,845 respectively	282	282
Common stock, $0.001 par value, 150,000,000 shares authorized,
8,437,345 and 8,297,645 shares issued and outstanding, respectively.	8,438	8,298
Stock subscription receivable	-	(49,000)
Additional paid-in capital	8,084,483	7,793,760
Deferred compensation	(267,934)	(182,576)
Accumulated deficit	(9,055,739)	(8,520,351)
Total Stockholders' Equity (Deficit)	(1,230,470)	(949,587)
Total Liabilities and Stockholders' Equity (Deficit)	$615,960	$631,094

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013

REVENUES	$ 162,568	$ 96,256

COST OF GOODS SOLD	59,822	28,579

GROSS PROFIT	102,746	67,677

OPERATING EXPENSES
Advertising and promotion	21,950	46,396
Professional fees	48,761	46,937
Consulting fees	102,529	87,338
General and administrative	374,209	313,117

Total Operating Expenses	547,449	493,788

LOSS FROM OPERATIONS	(444,703)	(426,111)

OTHER INCOME (EXPENSES)
Interest income	-	2,450
Interest expense	(77,718)	(29,811)
Other income (expense)	(12,967)	-

NET LOSS	$ (535,388)	$ (453,472)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$ (0.06)	$ (0.06)

Weighted common shares outstanding
- basic and diluted	8,327,196	7,444,591

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2013 and
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(Unaudited)

					Additional		Stock		Total
	Preferred Stock		Common Stock		Paid	Deferred	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Compensation	Receivable	Deficit	Equity (Deficit)

Balance - December 31, 2012	109,900	$ 110	7,444,591	$ 7,444	$ 5,115,587	$ (394,510)	$ (49,000)	$ (5,327,924)	(648,293)

Issuance of preferred stock for cash	140,175	140	-	-	700,735	-	-	-	700,875
Issuance of preferred stock for
cancellation of debt	3,162	3	-	-	15,747	-	-	-	15,750
Issuance of warrants in connection with
convertible notes payable	-	-	-	-	16,400	-	-	-	16,400
Beneficial conversion feature in connection with
convertible note payable	-	-	-	-	64,956	-	-	-	64,956
Issuance of preferred stock for conversion
of convertible notes payable	23,332	23	-	-	116,629	-	-	-	116,652
Issuance of preferred stock for
conversion of accounts payable	30,400	31	-	-	151,970	-	-	-	152,001
Deemed dividend related to beneficial conversion
feature of convertible preferred stock	-	-	-	-	87,600	-	-	(87,600)	-
Issuance of common stock for conversion
of preferred stock	(25,000)	(25)	250,000	250	(225)	-	-	-	-
Issuance of common stock for conversion
of accrued compensation	-	-	273,158	274	129,727	-	-	-	130,001
Stock compensation	-	-	-	-	413,921	-	-	-	413,921
Issuance of common stock for services	-	-	129,896	130	83,270	-	-	-	83,400
(continued on next page)

(continued from previous page)
Issuance of common stock & warrants for
license agreement	-	-	200,000	200	215,329	-	-	-	215,529
Issuance of warrants for services	-	-	-	-	584,108	(584,108)	-	-	-
Issuance of warrants for extension on debt	-	-	-	-	98,006	-	-	-	98,006
Amortization of deferred compensation	-	-	-	-	-	796,042	-	-	796,042
Net loss	-	-	-	-	-	-	-	(3,104,827)	(3,104,827)

Balance - December 31, 2013	281,969	$ 282	8,297,645	$ 8,298	$ 7,793,760	$ (182,576)	$ (49,000)	$ (8,520,351)	$ (949,587)

Issuance of warrants in connection with
convertible notes payable	-	-	-	-	9,450	-	-	-	9,450
Beneficial conversion feature in connection with
convertible notes payable					30,414				30,414
Stock compensation			-	-	66,032	-	-	-	66,032
Issuance of common stock for accounts payable	-	-	6,717	7	4,494				4,501
Issuance of common stock for future services	-	-	68,283	68	44,182	(44,250)	-	-	-
Issuance of common stock for services	-	-	64,700	65	39,491	-	-	-	39,556
Receipt of stock subscription receivable, less write-off
of $9,000	-	-	-	-	-	-	49,000	-	49,000
Issuance of warrants for services					96,660	(96,660)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	55,552	-	-	55,552
Net loss	-	-	-	-	-	-	-	(535,388)	(535,388)

Balance - March 31, 2014	281,969	$ 282	8,437,345	$ 8,438	$ 8,084,483	$ (267,934)	$ -	$ (9,055,739)	$ (1,230,470)

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(535,388)	$(453,472)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation/amortization	9,786	6,035
Amortization of discount on convertible notes	67,142	23,066
Stock-based compensation	161,140	140,904
Loss on sale of stock subscription receivable	12,965	-
Changes in operating assets and liabilities:
Accounts receivable	(24,991)	(13,260)
Inventory	11,473	13,433
Prepaid expenses	10,611	2,913
Other current assets	(920)	(2,450)
Accounts payable and accrued expenses	196,460	162,732
NET CASH USED IN OPERATING ACTIVITIES	(91,722)	(120,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(30,815)
Acquisition of patents and patents pending (net)	(3,781)	(10,810)
NET CASH USED IN INVESTING ACTIVITIES	(3,781)	(41,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, preferred stock and warrants	-	187,000
Proceeds from convertible notes payable and notes payable	92,000	-
Payment on convertible note payable - related party	(40,000)	-
Proceeds from sale of stock subscription receivable	40,000	-
Payment on notes payable	(10,239)	(4,948)
NET CASH PROVIDED BY FINANCING ACTIVITIES	81,761	182,052

NET CHANGE IN CASH	(13,742)	20,328
Cash at beginning of period	36,886	13,081
Cash at end of period	$23,144	$33,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$758	$581

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING
AND INVESTING ACTIVITIES:
Stock issued for accounts payable	$4,501	$-
Conversion of notes payable and accrued interest
to preferred stock	$-	$15,750
Stock for services	$39,556	$-
Common stock issued for future services	$44,250	-

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

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At March 31, 2014, we had cash and cash equivalents of $23,144.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through June 2014.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated unaudited interim financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, and with the rules and regulations of the United states Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $2,526 at both March 31, 2014 and December 31, 2013.

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

Fair value of financial instruments

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable and accounts payable, approximate their fair values (determined based on level 1 inputs in the fair value hierarchy) because of the short maturity of these instruments.  Due to conversion features and other terms, it is not practical to estimate the fair value of notes payable and convertible notes.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2014 or December 31, 2013, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2014 and December 31, 2013.

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

We did not record an income tax provision for the three months ended March 31, 2014 and 2013 as we had a net taxable loss in the periods.

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which are convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for three months ended March 31, 2014 and 2013.  The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$ (535,388)	$ (453,472)

Denominator:
Weighted-average common shares outstanding	8,327,196	7,444,591

Basic and diluted net loss per share	$ (0.06)	$ (0.06)

Common stock warrants	4,202,818	2,536,726
Series A convertible preferred stock	2,819,690	1,504,620
Stock options	2,402,099	1,257,099
Convertible debt including interest	885,557	938,512
Excluded dilutive securities	10,310,164	6,236,957

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	March 31, 2014	December 31, 2013
Raw materials	$ 236,038	$ 240,750
Finished goods	42,494	49,255
	278,532	290,005
Less: reserve for excess and obsolete inventory	(151,064)	(151,064)
	$ 127,468	$ 138,941

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following:

	March 31, 2014	December 31, 2013
Office equipment	$ 26,284	$ 26,284
Production equipment	83,615	83,615
Leasehold improvements	16,328	16,328
	126,227	126,227
Less: accumulated depreciation	(70,019)	(64,082)
	$ 56,208	$ 62,145

NOTE 5 - PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  Patent and license amortization is $3,849 and $790 for the three months ended March 31, 2014 and 2013, respectively.

The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	March 31, 2014	December 31, 2013
Licenses and amortizable patents	$ 234,324	$ 234,324
Unamortized patents	129,083	125,301
Accumulated amortization	(19,977)	(16,127)
Patents and Licenses, net	$ 343,430	$ 343,498

NOTE 6 – ACCRUED EXPENSES

Accrued expenses (included with accounts payable) consists of the following at:

	March 31, 2014	December 31, 2013
Executive compensation	$ 595,535	$ 476,368
Other accruals	77,939	60,671
	$ 673,474	$ 537,039

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2014	December 31, 2013
Notes payable - current
7.85% unsecured, $781 due monthly	$ 492	$ 1,964
7.85% unsecured, $373 due monthly	4,800	-
4.15% unsecured, $2,678 due monthly	13,710	21,824
10.00% unsecured, interest only, due December 30, 2014	25,000	-
	$ 44,002	$ 23,788

Convertible notes payable, net	March 31, 2014	December 31, 2013
8%, unsecured due June 2014 (net of discount related to beneficial conversion feature of $24,502 in 2014 and $49,004 in 2013), convertible into common stock at $0.45 per share.	$ 287,998	$ 263,496
8% secured due August 2014 (net of discount related to beneficial conversion feature of $8,200 in 2014 and $12,300 in 2013), convertible into preferred stock at $5.00 per share.	41,800	37,700
6% unsecured, convertible into common stock at $2.00 per share, due March 31, 2014	50,000	50,000
8% unsecured due August 2014 (net of discount related to beneficial conversion feature of $25,345 in 2014 and $40,552 in 2013), convertible into common stock at a price to be determined after June 5, 2014.	37,655	22,448
8% unsecured due November 2014 (net of discount related to beneficial conversion feature of $23,655 in 2014 and $0 in 2013), convertible into common stock at a price to be determined after September 2, 2014.	18,345	-
	$ 435,798	$ 373,644

Convertible notes payable, net	March 31, 2014	December 31, 2013
0% unsecured due March 30, 2014 (net of discount related to beneficial conversion feature of $0 in 2014 and $16,573 in 2013) convertible into common stock at $0.65 per share.	$ -	$ 23,427
10% unsecured due March 2015 (net of discount related to discount of $9,450 in 2014 and $0 in 2013) convertible price not yet determined	15,550	-

	$ 15,550	$ 23,427

Entia has debt in the principal amount of $542,500 in the form of convertible notes payable of which, $312,500 is due on June 30, 2014, $113,000 matures on August 31, 2014, $42,000 matures in November 2014 and $25,000 matures in March 2015.  Entia also has $50,000 of debt that is due on demand, and as such, all is classified as short-term on the balance sheet and $25,000 that is due on December 30, 2014 that is not convertible and is listed with the notes payable as short-term on the balance sheet.

On March 25, 2014, we entered into a line of credit arrangement.  The line of credit is $60,000 with an interest rate of prime plus 3.00%.  There are no loan covenants applicable to this line of credit and the amount outstanding as of March 31, 2014 is $5,000.

NOTE 8 – RELATED PARTY TRANSACTIONS

Debt agreements from board member

 In December 2013, we entered into a promissory note due on March 31, 2014 at 0% in the principal amount of $40,000.  The note was paid off on March 31, 2014.

Preferred stock purchase from board member

During the first quarter 2013, a board member purchased 1,000 shares of Series A preferred stock for $5,000 cash.  There were no purchases during first quarter 2014.

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

There were no preferred stock issuances during first quarter 2014.

Common stock

During first quarter 2014, we issued shares of common stock for the following:

•

64,700 shares of common stock for a value of $39,556 for services rendered,

•

79,293 shares of common stock for a value of $44,250 for services to be performed in the future, and

•

6,717 shares of common stock with a value of $4,501 for the settlement of accounts payable.

There were no transactions related to common stock during the first quarter 2013.

Stock incentive plan

On September 17, 2010, our Board of Directors adopted the 2010 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including directors, executive officers, employees and consultants of the Company.  We have reserved 4,650,000 shares of common stock for issuance under the Plan with an annual increase in shares of 50,000 as of January 1 of each year; commencing January 1, 2012.  Stock options are granted at or below the closing price of our stock on the date of grant for terms ranging from four to fifteen years and generally vest over a five year period.  The fair value of option grants were calculated at the date of the grants using the Black-Scholes option pricing model with the following assumptions:

Option Assumptions
	March 31, 2014	December 31, 2013
Expected dividend yield	-	-
Expected stock price volatility	214.74%-216.96%	216.96% - 236.55%
Risk-free interest rate	1.65% - 1.84%	0.95% - 2.47%
Expected term (in years)	3 - 7 years	5 - 10 years
Weighted-average granted date fair value	$0.50	$0.45

A summary of option activity under the stock option plan as of March 31, 2014 and changes during the quarter then ended is presented below:

				Weighted
				Average
			Weighted	Remaining
	Number of	Exercise Price	Average Exercise	Contractual Term	Aggregate Intrinsic
	Shares	Range	Price	(Years)	Value

Outstanding, December 31, 2012	1,202,099	$ 0.40-$1.00	$ 0.56	7.74	-

Exercisable, December 31, 2012	830,504	$ 0.40-$1.00	$ 0.57	8.19	-

Granted	1,150,000	$ 0.38-$0.81	$ 0.47	8.07	-
Exercised	-	-	$ -	-	-
Expired	-	-	$ -	-	-

Outstanding, December 31, 2013	2,352,099	$ 0.38-$1.00	$ 0.51	7.90	199,505

Exercisable, December 31, 2013	1,810,344	$ 0.38-$1.00	$ 0.52	7.88	138,707

Granted	50,000	$ 0.60-$0.65	$ 0.64	6.20
Exercised	-	-	$ -	-
Expired	-	-	$ -	-

Outstanding, March 31, 2014	2,402,099	$ 0.38-$1.00	$ 0.50	7.87	330,110

Exercisable, March 31, 2014	1,947,675	$ 0.38-$1.00	$ 0.52	7.91	318,490

The range of exercise prices for options outstanding under the 2010 Stock Incentive Plan at March 31, 2014 are as follows:

Number of	Exercise
shares	Price
55,000	$ 0.38
135,000	$ 0.40
20,000	$ 0.44
540,000	$ 0.45
247,242	$ 0.47
247,857	$ 0.49
10,000	$ 0.60
15,000	$ 0.62
40,000	$ 0.65
854,000	$ 0.50
200,000	$ 0.85
38,000	$ 1.00
2,402,099

At March 31, 2014, the Company had 2,227,901 unissued shares available under the Plan.  Also, at March 31, 2014, the Company had $169,925 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 7 years.

Warrants – Consulting Agreements

Outstanding warrants to purchase common stock are as follows:

Date of Issue	March 31, 2014	Exercise Price	Expiration
January-14	53,944	$0.65 - $1.00	01/2019 - 01/2021
As of December 2013	4,153,874	$0.36 - $10.00	10/2013 - 10/2021
Total	4,207,818
Less:
Expired	5,000
Exercised	-
Total	4,202,818

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.  In determining the fair value of warrants, we employed the following key assumptions:

	March 31, 2014	March 31, 2013
Risk-Free interest rate	0.28%	0.84% - 1.09%
Expected dividend yield	0%	0%
Volatility	212.97%-222.30%	236.81%-248.63%
Expected life	3 - 7 years	5 - 7 years
	$0.77	$0.57

At March 31, 2014 and 2013, the weighted-average Black-Scholes value of warrants granted was $0.77 and $0.56, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

On April 4, 2012, the Company entered into a Commercial Lease agreement with Lanz Properties, LLC for 13,081 square feet of office and warehouse space located at 13565 SW Tualatin-Sherwood Road, Suite 800, Sherwood, OR 97140.  The new lease commenced on June 1, 2012 and will terminate on July 31, 2015.  No rent was payable until October 2012.  The base monthly rental rate started at $3,160, increasing to $3,260 in October 2013, and then $3,343 in June 2014.  The Company has straight-lined the full value of the lease agreement over the life of the lease and has recorded this amount monthly.  The amount of rent expense that is above the actual rent amount is recorded as deferred rent and is shown on the balance sheet in current liabilities as part of accounts payable and accrued expenses. The amount recorded for 2014 is $5,406 and $6,555 for 2013.

NOTE 11 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

During the first quarter 2014, 45.2% of our net sales were to two customer compared to 21.71% during the first quarter 2013.  As of March 31, 2014, accounts receivable for these customers accounted for 58% of total accounts receivable as compared to 87% during first quarter 2013.

Vendor Concentrations

During the first quarter 2014, 45.7% of our purchases were from one vendor as compared to 33.4% during first quarter 2013.

NOTE 12 – SUBSEQUENT EVENTS

During April 2014, we entered into debenture agreements with two investors for $110,000 cash.  The debentures accrue interest at 10% per annum and are due after 1 year.  In exchange for the debentures, we granted 110,000 warrants for purchase of common stock at $1.00 per share.  The warrants are exercisable for 3 years and vest immediately.  We calculated the fair value of the warrants and posted it as a discount on the note to be amortized over the life of the debenture.  The total value of the discount is $43,330.

On May 8, 2014, we negotiated with Penn State Research Foundation an equity settlement to our outstanding license fee and accrued royalties to date.  The license fees were incurred in 2013 and were recorded at $140,000 and our outstanding royalties total $3,108.  In consideration for the extinguishment of the debt owed, PSRF has agreed to accept 80,000 shares of Entia’s common stock valued at $51,200.  During the second quarter, 2014, we will record a gain on extinguishment of accounts payable in the amount of $91,908.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Current Operations

Entia Biosciences, Inc. (Entia) is an emerging biotechnology company engaged in the discovery, formulation, production and marketing of functional ingredients that can be used in branded medical foods, nutraceuticals, cosmetics and other products developed and sold by Entia and third parties.  Our current portfolio of formulations contains ERGO D2, vitamin D2, L-Ergothioneine and curcumin.

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

Our formulations, which contain highly potent antioxidants, have the nutritional potential to provide multiple health benefits, including balancing iron homeostasis, reducing inflammation, supporting the immune system, promoting healthy joints, increasing stamina, and reducing stress and anxiety.  These naturally occurring dietary substances and products have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.  We utilize novel clinical models, biomarkers, and analytical tools to validate the nutritional and clinical efficacy of our formulations and the products that incorporate them.  Research and development of new formulations and nutraceutical products are also performed under contract with outside laboratories, such as the Department of Food Science, Pennsylvania State University.

Results of Operations for the Three Months ended March 31, 2014.

Revenues and Cost of Goods Sold:

	For the Three Months Ended March 31,		Change
	2014	2013	$	%
Revenues	$ 162,568	$ 96,256	$ 66,312	68.9%
Cost of Goods Sold	59,822	28,579	31,243	109.3%

Revenues.  Revenues are generated primarily from the sale of our mushroom-based nutraceutical dietary supplement products.  The 68.9% increase in revenues for the three months ending March 31, 2014 from 2013 was due to increased product sales from the expansion of the Groh® product line.

Cost of Goods Sold.  Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for the three months ended March 31, 2014 increased from 2013 due to increased product sales and the result of product mix.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses:

	For the Three Months Ended March 31,		Change
	2014	2013	$	%
Advertising & promotion expenses	$ 21,950	$ 46,396	$ (24,446)	-52.7%
Professional fees	48,761	46,937	1,824	6.6%
Consulting fees	102,529	87,338	15,191	17.4%
General and Administrative expenses	374,209	313,117	61,092	19.5%

Advertising and promotional expenses.  These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  During 2013, we went through a re-branding campaign which increased our expenses.  So far in 2014, we have not incurred any of these expenses.

Professional fees.  These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The increase in professional fees from 2013 is due primarily to increased accounting fees in first quarter 2014.

Consulting fees.  These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology and marketing management services.  The increase in these expenses from 2013 is due to increased consultants fees for their services during first quarter 2014.

General and administrative expenses.  These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation, product development, payroll and bad debt.  The increase from 2013 is attributable to an increase in payroll and travel expenses related to the expansion of the Groh® product line.

Inflation

Inflation has not had a significant impact in the current or prior periods.

Significant changes in the number of employees

As of March 31, 2014, we have 14 employees, Marvin S. Hausman, M.D., our Chief Executive Officer, Devin Andres our Chief Operating Officer, and 12 other full and part-time employees.  As our operations expand we anticipate the need to hire additional employees, and contract with additional consultants; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

At March 31, 2014, cash totaled $23,144, compared to $33,409 at March 31, 2013.  The primary reasons for the net decrease in 2014 are described below.  Working capital deficit was $(1,614,558) at March 31, 2014, compared to $(1,355,230) at December 31, 2013.  The change in working capital was due primarily to the accrual of the increase in compensation for executive officers and issuance of short-term debt.  The net change in cash and cash equivalents for the periods presented was comprised of the following:

	For the Three Months Ended March 31,		Change
	2014	2013	$	%
Net cash provided by (used in)
Operating activities	$ (92)	$ (120)	$ 28	-23.3%
Investing activities	(4)	(42)	38	-90.5%
Financing activities	82	182	(100)	-54.9%

Operating Activities.  The decrease in net cash flows used from operating activities was due primarily to a larger net loss from operating activities offset by increased stock-based compensation, amortization of debt discount and stretching of payment terms on accounts payable.

Investing Activities.  The increase in net cash flows used from investing activities was due primarily to acquisitions of patents and patents pending.

Financing Activities.  The decrease in net cash flows from financing activities was due primarily to the lack of proceeds from the issuance of Series A Preferred Stock.

Future Liquidity.  We have a history of incurring net losses and negative operating cash flows.  We are also deploying new technologies and continue to develop commercial products and services.  Based on our cash on hand, income from operations and the degree to which our burn rate can be reduced while continuing operations, management believes it has sufficient funds to remain operational through June 2014.

We expect our revenues to increase in the second quarter of 2014.  Notwithstanding that expected increase in revenues, we anticipate that we will continue to generate losses in 2014 and therefore we may be unable to continue operations in the future.  In order for us to continue as a going concern and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues or reduce operating costs or take all of these actions.  We will require additional capital of at least approximately $372,260 to repay debt principal and accrued interest maturing on June 30, 2014 and we intend to raise the monies by undertaking one or more equity private placements.  We may also pursue re-negotiation and re-structuring of the debt.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce our operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction in operating costs could jeopardize our ability to launch, market, and sell new nutraceutical supplement products necessary to grow and sustain our operations.

Subsequent Events

During April 2014, we entered into debenture agreements with two investors for $110,000 cash.  The debentures accrue interest at 10% per annum and are due after 1 year.  In exchange for the debentures, we granted 110,000 warrants for purchase of common stock at $1.00 per share.  The warrants are exercisable for 3 years and vest immediately.  We calculated the fair value of the warrants and posted it as a discount on the note to be amortized over the life of the debenture.  The total value of the discount is $43,330.

On May 8, 2014, we negotiated with Penn State Research Foundation an equity settlement to our outstanding license fee and accrued royalties to date.  The license fees were incurred in 2013 and were recorded at $140,000 and our outstanding royalties total $3,108.  In consideration for the extinguishment of the debt owed, PSRF has agreed to accept 80,000 shares of Entia’s common stock valued at $51,200.  During the second quarter, 2014, we will record a gain on extinguishment of accounts payable in the amount of $91,908.

Going Concern

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At March 31, 2014, we had cash and cash equivalents of $23,144.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through June 30, 2014.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2013, Item 9A filed on March 30, 2013 still exist, and therefore our disclosure controls and procedures were not effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

As of March 31, 2014, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

See Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and the discussion above in Part I, Item 2, under " Liquidity and Capital Resources.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have no unregistered sales of equity securities during first quarter 2014.

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

Entia Biosciences, Inc.

May 15, 2014	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)