Form 10-Q
period 2014-06-30
Entia Biosciences, Inc.
filed 2014-08-15
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

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

On July 18, 2014, 9,359,621 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Part 1: FINANCIAL INFORMATION

Item 1. Financial Statements

ENTIA BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash	$15,484	$36,886
Accounts receivable, net	30,770	11,197
Inventory, net	113,066	138,941
Interest income receivable	-	3,965
Prepaid expenses	22,973	34,462
Other current assets	1,300	-
Total Current Assets	183,593	225,451

Property and Equipment, net	52,787	62,145
Patents and license, net	343,141	343,498
Total Assets	$579,521	$631,094

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,303,040	$1,157,717
Short-term convertible notes payable, net of discount related-party	-	23,427
Short-term convertible notes payable, net of discount	587,470	373,644
Capital lease payable	467	2,105
Notes payable	33,058	23,788
Total Current Liabilities	1,924,035	1,580,681

Total Liabilities	1,924,035	1,580,681

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
Series A preferred stock, 350,000 shares designated,
237,807 and 281,969 shares issued and outstanding,
respectively, aggregate liquidation value of $1,189,035
and $1,409,845 respectively	238	282
Common stock, $0.001 par value, 150,000,000 shares authorized,
9,133,091 and 8,297,645 shares issued and outstanding, respectively.	9,134	8,298
Stock subscription receivable	-	(49,000)
Additional paid-in capital	8,400,983	7,793,760
Deferred compensation	(188,367)	(182,576)
Accumulated deficit	(9,566,502)	(8,520,351)

Total Stockholders' Equity (Deficit)	(1,344,514)	(949,587)

Total Liabilities and Stockholders' Equity (Deficit)	$579,521	$631,094

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

REVENUES	$ 104,693	$ 73,887	$ 267,261	$ 170,143

COST OF GOODS SOLD	36,202	29,408	96,024	57,987

GROSS PROFIT	68,491	44,479	171,237	112,156

OPERATING EXPENSES
Advertising and promotion	13,136	81,878	35,086	128,273
Professional fees	38,454	30,302	87,216	77,239
Consulting fees	191,063	441,401	293,592	528,739
General and administrative	342,938	493,896	717,148	805,814

Total Operating Expenses	585,591	1,047,477	1,133,042	1,540,065

LOSS FROM OPERATIONS	(517,100)	(1,002,998)	(961,805)	(1,427,909)

OTHER INCOME (EXPENSES)
Interest income	-	2,450	-	4,898
Interest expense	(96,684)	(37,790)	(174,402)	(67,601)
Other income (expense)	-	-	(12,965)	-
Gain on settlement of accounts payable	103,021	-	103,021	-

NET LOSS	$ (510,763)	$ (1,038,338)	$ (1,046,151)	$ (1,490,612)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$ (0.06)	$ (0.14)	$ (0.12)	$ (0.20)

Weighted common shares outstanding
- basic and diluted	8,532,935	7,456,281	8,429,958	7,308,930

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2013 and
FOR THE INTERIM PERIOD ENDED JUNE 30, 2014
(Unaudited)

					Additional		Stock		Total
	Preferred Stock		Common Stock		Paid	Deferred	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Compensation	Receivable	Deficit	Equity (Deficit)

Balance - December 31, 2012	109,900	$ 110	7,444,591	$ 7,444	$ 5,115,587	$ (394,510)	$ (49,000)	$ (5,327,924)	(648,293)
Issuance of preferred stock for cash	140,175	140	-	-	700,735	-	-	-	700,875
Issuance of preferred stock for
cancellation of debt	3,162	3	-	-	15,747	-	-	-	15,750
Issuance of warrants in connection with
convertible notes payable	-	-	-	-	16,400	-	-	-	16,400
Beneficial conversion feature in connection
with convertible note payable	-	-	-	-	64,956	-	-	-	64,956
Issuance of preferred stock for conversion
of convertible notes payable	23,332	23	-	-	116,629	-	-	-	116,652
Issuance of preferred stock for
conversion of accounts payable	30,400	31	-	-	151,970	-	-	-	152,001
Deemed dividend related to beneficial
conversion feature of convertible preferred stock	-	-	-	-	87,600	-	-	(87,600)	-
Issuance of common stock for conversion
of preferred stock	(25,000)	(25)	250,000	250	(225)	-	-	-	-
Issuance of common stock for conversion
of accrued compensation	-	-	273,158	274	129,727	-	-	-	130,001
Stock compensation	-	-	-	-	413,921	-	-	-	413,921
Issuance of common stock for services	-	-	129,896	130	83,270	-	-	-	83,400
Issuance of common stock & warrants for
license agreement	-	-	200,000	200	215,329	-	-	-	215,529
Issuance of warrants for services	-	-	-	-	584,108	(584,108)	-	-	-
Issuance of warrants for extension on debt	-	-	-	-	98,006	-	-	-	98,006
Amortization of deferred compensation	-	-	-	-	-	796,042	-	-	796,042
Net loss	-	-	-	-	-	-	-	(3,104,827)	(3,104,827)
(Continued on next page)

Continued from previous page)

Balance - December 31, 2013	281,969	$ 282	8,297,645	$ 8,298	$ 7,793,760	$ (182,576)	$ (49,000)	$ (8,520,351)	$ (949,587)

Issuance of warrants in connection with
convertible notes payable	-	-	-	-	52,780	-	-	-	52,780
Beneficial conversion feature in connection
with convertible notes payable	-	-	-	-	77,482	-	-	-	77,482
Issuance of common stock for conversion
of preferred stock	(44,162)	(44)	441,620	442	(398)	-	-	-	-
Issuance of common stock for conversion
of convertible debt	-	-	151,126	151	32,369	-	-	-	32,520
Issuance of common stock for conversion
of accounts payable	-	-	86,717	87	50,814	-	-	-	50,901
Stock compensation	-	-	-	-	108,739	-	-	-	108,739
Issuance of common stock for future services	-	-	68,283	68	44,182	(44,250)	-	-	-
Issuance of common stock for services	-	-	87,700	88	52,581	-	-	-	52,669
Receipt of stock subscription receivable, less
write- off of $9,000	-	-	-	-	-	-	49,000	-	49,000
Issuance of warrants for services					188,674	(188,674)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	227,133	-	-	227,133
Net loss	-	-	-	-	-	-	-	(1,046,151)	(1,046,151)

Balance - June 30, 2014	237,807	$ 238	9,133,091	$ 9,134	$ 8,400,983	$ (188,367)	$ -	$ (9,566,502)	$ (1,344,514)

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,046,151)	$(1,490,612)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation/amortization	19,710	14,410
Gain on settlement of accounts payable	(103,021)	-
Amortization of discount on convertible notes	254,202	51,591
Stock-based compensation	388,541	725,434
Loss on sale of stock subscription receivable	12,965	-
Changes in operating assets and liabilities:
Accounts receivable	(19,573)	(18,944)
Inventory	25,875	24,675
Prepaid expenses	15,090	14,397
Other current assets	(1,300)	(919)
Accounts payable and accrued expenses	196,224	365,541
NET CASH USED IN OPERATING ACTIVITIES	(257,438)	(314,427)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,654)	(38,105)
Acquisition of patents and patents pending (net)	(7,341)	(5,117)
NET CASH USED IN INVESTING ACTIVITIES	(9,995)	(43,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, preferred stock and warrants	-	372,000
Proceeds from convertible notes payable and notes payable	267,000	-
Payment on notes payable	(20,969)	(14,271)
Payment on convertible note payable - related party	(40,000)	-
Proceeds from sale of stock subscription receivable	40,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	246,031	357,729

NET CHANGE IN CASH	(21,402)	80
Cash at beginning of period	36,886	13,081
Cash at end of period	$15,484	$13,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$840	$770
SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING
AND INVESTING ACTIVITIES:
Stock issued for accounts payable	$50,901	$-
Conversion of accounts payable, accrued compensation, notes
payable and accrued interest to preferred and common stock	$32,520	$348,614
Debt issued for license	$-	$140,000

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

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At June 30, 2014, we had cash and cash equivalents of $15,484.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through September 2014.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $2,526 at both June 30, 2014 and December 31, 2013.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2014 or December 31, 2013, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2014 and June 30, 2013.

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

Advertising and promotion costs

Costs associated with the advertising and promotions of our products are expensed as incurred.

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

We did not record an income tax provision for the three months and six months ended June 30, 2014 and 2013 as we had a net taxable loss in the periods.

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which are convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013.   The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$ (510,763)	$ (1,038,338)	$ (1,046,151)	$ (1,490,612)

Denominator:
Weighted-average common shares outstanding	8,532,935	7,456,281	8,429,958	7,308,930

Basic and diluted net loss per share	$ (0.06)	$ (0.14)	$ (0.12)	$ (0.20)

Common stock warrants	4,520,308	3,495,902	4,520,308	3,495,902
Series A convertible preferred stock	2,378,070	2,411,940	2,378,070	2,411,940
Stock options	2,572,099	1,450,172	2,572,099	1,450,172
Convertible debt including interest	900,321	816,516	900,321	816,516
Excluded dilutive securities	10,370,798	8,174,530	10,370,798	8,174,530

Reclassifications

Certain reclassifications have been made to prior period financial statements and footnotes in order to conform to the current period's presentation.

Segments

We have determined that we operate in one segment for financial reporting purposes.

Recently issued accounting pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for Entia beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.

NOTE 3 – INVENTORY

Inventory consists of the following:

	June 30, 2014	December 31, 2013
Raw materials	$ 218,980	$ 240,750
Finished goods	45,150	49,255
	264,130	290,005
Less: reserve for excess and obsolete inventory	(151,064)	(151,064)
	$ 113,066	$ 138,941

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following:

	June 30, 2014	December 31, 2013
Office equipment	$ 27,507	$ 26,284
Production equipment	85,046	83,615
Leasehold improvements	16,328	16,328
	128,881	126,227
Less: accumulated depreciation	(76,094)	(64,082)
	$ 52,787	$ 62,145

NOTE 5 - PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  Patent and license amortization is $3,849 and $790 for the three months ended June 30, 2014 and 2013, respectively and $7,699 and $3,247 for the six months ended June 30, 2014 and 2013, respectively.

The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	June 30, 2014	December 31, 2013
Licenses and amortizable patents	$ 234,324	$ 234,324
Unamortized patents	132,643	125,301
Accumulated amortization	(23,826)	(16,127)
Patents and Licenses, net	$ 343,141	$ 343,498

NOTE 6 – ACCRUED EXPENSES

Accrued expenses (included with accounts payable) consists of the following at:

	June 30, 2014	December 31, 2013
Executive compensation	$ 710,928	$ 476,368
Other accruals	108,199	60,671
	$ 819,127	$ 537,039

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2014	December 31, 2013
Notes payable - current
7.85% unsecured, $781 due monthly	$ -	$ 1,964
7.85% unsecured, $373 due monthly	2,545	-
4.15% unsecured, $2,678 due monthly	5,513	21,824
10.00% unsecured, interest only, due December 30, 2014	25,000	-
	$ 33,058	$ 23,788

Convertible notes payable, net
8%, unsecured due June 2014 (net of discount related to beneficial conversion feature of $0 in 2014 and $49,004 in 2013), convertible into common stock at $0.45 per share.	$ 312,500	$ 263,496
8% secured due August 2014 (net of discount related to beneficial conversion feature of $2,050 in 2014 and $12,300 in 2013), convertible into preferred stock at $5.00 per share.	47,950	37,700
6% unsecured, convertible into common stock at $2.00 per share, due on demand	50,000	50,000
8% unsecured due August 2014 (net of discount related to beneficial conversion feature of $5,310 in 2014 and $40,552 in 2013), convertible into common stock at an average price of $0.205 per share	27,690	22,448
8% unsecured due November 2014 (net of discount related to beneficial conversion feature of $13,517 in 2014 and $0 in 2013), convertible into common stock at a price to be determined after September 2, 2014.	28,483	-
8% unsecured due January 2015 (net of discount related to beneficial conversion feature of $16,997 in 2014 and $0 in 2013), convertible into common stock at a price to be determined after October 17, 2014.	15,503	-
8% unsecured due March 2015 (net of discount related to beneficial conversion feature of $22,227 in 2014 and $0 in 2013), convertible into common stock at a price to be determined after December 13, 2014.	10,273	-

10% unsecured due March 2015 (net of discount related to warrants of $7,087 in 2014 and $0 in 2013) convertible price not yet determined	17,913	-
10% unsecured due April 2015 (net of discount related to warrants of $29,400 in 2014 and $0 in 2013) convertible price not yet determined	70,600	-
10% unsecured due April 2015 (net of discount related to warrants of $3,442 in 2014 and $0 in 2013) convertible price not yet determined	6,558	-

	$ 587,470	$ 373,644

Convertible notes payable, net related party

0% unsecured due March 30, 2014 (net of discount related to beneficial conversion feature of $0 in 2014 and $16,573 in 2013) convertible into common stock at $0.65 per share. This note was paid off on March 31, 2014.	$ -	$ 23,427

	$ -	$ 23,427

$312,500 in notes payable was due on June 30, 2014.  We are currently in negotiations with the note holder to extend this note and we are not in default.

During 2014, we entered into the following debenture agreements that accrue interest at 10%, mature in 1 year and grant the investor on a one warrant per dollar basis that are exercisable for 3 years at $1 per share and vest immediately:

o

On April 15, 2014, we entered into an agreement for $10,000.  We calculated the fair value of the warrants at $4,130,

o

On April 27, 2014, we entered into an agreement for $100,000.  We calculated the fair value of the warrants at $39,200, and

o

On March 28, 2014, we entered into an agreement for $25,000.  We calculated the fair value of the warrants at $9,450.

We posted the fair value of the warrants as a discount on the notes and amortize them over the life of the debenture.  Total value of the discounts is $52,780.

In addition to the debentures, during 2014, we entered into the following convertible promissory notes with an interest rate of 8% per annum, compounded annually.  If the note remains unpaid after one hundred eighty (180) days from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the note.  We have calculated a discount for the beneficial conversion feature in the amount of $77,482 and will be amortized over the life of the loan.  The amount amortized for 2014 is $14,603:

o

On February 3, 2014, $42,000 due on November 3, 2014,

o

On April 17, 2014, $32,500 due on January 17, 205, and

o

On June 13, 2014, $32,500 due on March 13, 2015.

On March 25, 2014, we entered into a line of credit arrangement.  The line of credit is $60,000 with an interest rate of prime plus 3.00%.  There are no loan covenants applicable to this line of credit and the amount outstanding as of June 30, 2014 is $11,750.  The line of credit is reported on the balance sheet with accounts payable and accrued expenses.

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

During second quarter 2014, two investors converted 44,162 shares of Series A Preferred stock for 441,620 shares of common stock.

Common stock

During second quarter 2014, we issued shares of common stock for the following:

o

151,126 shares of common stock with a value of $32,520 upon conversion of $30,000 of convertible notes payable along with accrued interest of $2,520,

o

23,000 shares of common stock for a value of $13,113 for services rendered,

o

441,620 shares of common stock in exchange for 44,162 shares of Series A Preferred stock, and

o

80,000 shares of common stock with a value of $46,400 for the settlement of accounts payable in the amount of $149,421.  We posted a gain on settlement in the amount of $103,021.

During first quarter 2014, we issued shares of common stock for the following:

o

64,700 shares of common stock for a value of $39,556 for services rendered,

o

68,283 shares of common stock for a value of $44,250 for services to be performed in the future, and

o

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

	June 30, 2014	December 31, 2013
Expected dividend yield	-	-
Expected stock price volatility	210.51%-216.96%	216.96% - 236.55%
Risk-free interest rate	0.28% - 1.84%	0.95% - 2.47%
Expected term (in years)	3 - 7 years	5 - 10 years
Weighted-average granted date fair value	$0.62	$0.45

A summary of option activity under the stock option plan as of June 30, 2014 and changes during the quarter then ended is presented below:

				Weighted
				Average
			Weighted	Remaining
	Number		Average	Contractual	Aggregate
	of	Exercise Price	Exercise	Term	Intrinsic
	Shares	Range	Price	(Years)	Value
Outstanding, December 31, 2012	1,202,099	$0.40 - $1.00	$ 0.56	7.74	-

Exercisable, December 31, 2012	830,504	$0.40 - $1.00	$ 0.57	8.19	-

Granted	1,150,000	$0.38 - $0.81	$ 0.47	8.07	-
Exercised	-	-	$ -	-	-
Expired	-	-	$ -	-	-

Outstanding, December 31, 2013	2,352,099	$0.38 - $1.00	$ 0.51	7.90	199,505

Exercisable, December 31, 2013	1,810,344	$0.38 - $1.00	$ 0.52	7.88	138,707

Granted	220,000	$0.60-$0.75	$ 0.62	5.27
Exercised	-	-	$ -	-
Expired	-	-	$ -	-

Outstanding, June 30, 2014	2,572,099	$0.38 - $1.00	$ 0.52	7.68	143,063

Exercisable, June 30, 2014	2,044,836	$0.38 - $1.00	$ 0.52	7.89	125,127

The range of exercise prices for options outstanding under the 2010 Stock Incentive Plan at June 30, 2014 are as follows:

Number of	Exercise
shares	Price
55,000	$ 0.38
135,000	$ 0.40
20,000	$ 0.44
540,000	$ 0.45
247,242	$ 0.47
247,857	$ 0.49
844,000	$ 0.50
15,000	$ 0.62
40,000	$ 0.65
20,000	$ 0.75
160,000	$ 0.60
10,000	$ 0.81
200,000	$ 0.85
38,000	$ 1.00
2,572,099

At June 30, 2014, the Company had 2,077,901 unissued shares available under the Plan.  Also, at June 30, 2014, the Company had $263,507 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 7 years.

Warrants – Consulting Agreements

Outstanding warrants to purchase common stock are as follows:

Date of Issue	June 30, 2014	Exercise Price	Expiration
June-14	15,000	$0.50	06/2019
April-14	113,333	$0.65 - 1.00	04/2017 - 03/2021
January-14	62,277	$0.65 - $1.00	01/2019 - 01/2021
As of December 2013	4,349,698	$0.36 - $10.00	10/2013 - 10/2021
Total	4,540,308
Less:
Expired	20,000
Exercised	-
Total	4,520,308

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.  In determining the fair value of warrants, we employed the following key assumptions:

	June 30, 2014	December 31, 2013
Risk-Free interest rate	0.28% - 1.91%	0.95% - 3.32%
Expected dividend yield	0%	0%
Volatility	210.51%-222.30%	216.48%-239.20%
Expected life	3 - 7 years	3-10 years
	$0.75	$0.45

At June 30, 2014 and 2013, the weighted-average Black-Scholes value of warrants granted was $0.75 and $0.45, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

On April 4, 2012, the Company entered into a Commercial Lease agreement with Lanz Properties, LLC for 13,081 square feet of office and warehouse space located at 13565 SW Tualatin-Sherwood Road, Suite 800, Sherwood, OR 97140.  The new lease commenced on June 1, 2012 and will terminate on July 31, 2015.  No rent was payable until October 2012.  The base monthly rental rate started at $3,160, increasing to $3,260 in October 2013, and then $3,343 in June 2014.  The Company has straight-lined the full value of the lease agreement over the life of the lease and has recorded this amount monthly.  The amount of rent expense that is above the actual rent amount is recorded as deferred rent and is shown on the balance sheet in current liabilities as part of accounts payable and accrued expenses. The amount recorded for as of June 30, 2014 and 2013 is $4,160 and $15,585, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On July 14, 2014, we were notified by the Michael J Fox Foundation that we had been awarded a grant to conduct a pre-clinical study of our ErgoD2® medical food formulation as a potential therapy for Parkinson’s Disease.

On July 14, 2014, we entered into a debt agreement with an investor for $42,500.  The note is convertible after 180 days and is due in April 2015.  The conversion price is not set for 180 days.  Interest accrues at 8%.  We have calculated a discount related to the beneficial conversion in the amount of $30,776 and will amortize over the life of the loan.

In July 2014, an investor converted the remaining $33,000 from a note due in August 2014 for 226,530 shares of common stock.

On July 1, 2014, we entered into a promissory note with Dr. Sobol, (a board member) for $15,000.  The note matures on October 31, 2014 and does not accrue interest.  In conjunction with the note, we granted Dr. Sobol a five year warrant to purchase 15,000 shares of common stock at $0.50 per share and fully vests upon receipt of monies.  We calculated a discount on the granting of the warrants in the amount of $5,445 and will expense this in July.  The note also contained a conversion feature where the member can convert the note into common stock at $0.50 per share.  We calculated and posted a discount related to this beneficial conversion of $7,545 and will amortize this over the life of the loan.

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

Material Changes in Results of Operations for the Three and Six Months ended June 30, 2014 and 2013.

Revenues and Cost of Goods Sold:

	For the Three Months Ended June 30, December 31,		Change
	2014	2013	$	%
Revenues	$ 104,693	$ 73,887	$ 30,806	41.7%
Cost of Goods Sold	36,202	29,408	6,794	23.1%

	For the Six Months Ended June 30,		Change
	2014	2013	$	%
Revenues	$ 267,261	$ 170,143	$ 97,118	57.1%
Cost of Goods Sold	96,024	57,987	38,037	65.6%

Revenues.  Revenues are generated primarily from the sale of our ERGO D2® ingredients and our GROH® ERGO Boost line of beauty and wellness products as well as our mushroom-based nutraceutical dietary supplement products.  The increase in revenues for the three and six months ending June 30, 2014 from 2013 was due to increased product sales from the expansion of the Groh® product line.

Cost of Goods Sold.   Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for the three and six months ended June 30, 2014 increased from 2013 due to increased product sales and the result of changes in our product mix.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses:

	For the Three Months Ended June 30, December 31,		Change
	2014	2013	$	%
Advertising & promotion expenses	$ 13,136	$ 81,878	$ (68,742)	-84.0%
Professional fees	38,454	30,302	8,152	6.6%
Consulting fees	191,063	441,401	(250,338)	-56.7%
General and Administrative expenses	342,938	493,896	(150,958)	-30.6%

	For the Six Months Ended June 30,		Change
	2014	2013	$	%
Advertising & promotion expenses	$ 35,086	$ 128,273	$ (93,187)	-72.6%
Professional fees	87,216	77,239	9,977	12.9%
Consulting fees	293,592	528,739	(235,147)	-44.5%
General and Administrative expenses	717,148	805,814	(88,666)	-11.0%

Advertising and promotional expenses.  These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The decrease in these expenses is attributed to the re-branding campaign we went through in 2013.  So far in 2014, we have not incurred any of these expenses.

Professional fees.  These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The increase in professional fees from 2013 is due primarily to increased accounting fees during 2014.

Consulting fees.  These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology and marketing management services.  The decrease in these expenses from 2013 is due to decreased consultants fees for their services during 2014 and the decrease in warrants granted.

General and administrative expenses.  These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation, product development, payroll and bad debt.  The decrease from 2013 is attributable to a decrease in stock based compensation and travel during 2014.

Material Changes in Financial Condition

At June 30, 2014, cash totaled $15,484, compared to $36,186 at December 31, 2013.  The primary reasons for the net decrease in 2014 are described below.  Working capital deficit was $(1,740,442) at June 30, 2014, compared to $(1,355,230) at December 31, 2013.  The change in working capital was due primarily to the accrual of the increase in compensation for executive officers and issuance of short-term debt.  The net change in cash and cash equivalents for the periods presented was comprised of the following:

	For the Six Months Ended June 30,		Change
	2014	2013	$	%
Net cash provided by (used in)
Operating activities	$ (257)	$ (314)	$ 57	-18.2%
Investing activities	(10)	(43)	33	-76.7%
Financing activities	246	357	(111)	-31.1%

Operating Activities.  The decrease in net cash flows used from operating activities was due primarily to a larger amortization of debt discount and a reduction in accounts payable.

Investing Activities.  The increase in net cash flows used from investing activities was due primarily to lack of acquisitions of patents and patents pending.

Financing Activities.  The decrease in net cash flows from financing activities was due primarily to the lack of proceeds from the issuance of Series A Preferred Stock.

Future Liquidity.  We have a history of incurring net losses and negative operating cash flows.  We are also deploying new technologies and continue to develop commercial products and services.  Based on our cash on hand, income from operations and the degree to which our burn rate can be reduced while continuing operations, management believes it has sufficient funds to remain operational through September 2014.

We expect our revenues to increase in the third quarter of 2014.  Notwithstanding that expected increase in revenues, we anticipate that we will continue to generate losses in 2014 and therefore we may be unable to continue operations in the future.   In order for us to continue as a going concern and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues or reduce operating costs or take all of these actions.  We will require additional capital of at least approximately $412,500 to repay debt principal and accrued interest maturing on September 30, 2014 and we intend to raise the monies by undertaking one or more equity private placements.  We may also pursue re-negotiation and re-structuring of the debt.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce our operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction in operating costs could jeopardize our ability to launch, market, and sell new nutraceutical supplement products necessary to grow and sustain our operations.

Subsequent Events

On July 14, 2014, we were notified by the Michael J Fox Foundation that we had been awarded a grant to conduct a pre-clinical study of our ErgoD2® medical food formulation as a potential therapy for Parkinson’s Disease.

On July 14, 2014, we entered into a debt agreement with an investor for $42,500.  The note is convertible after 180 days and is due in April 2015.  The conversion price is not set for 180 days.  Interest accrues at 8%.  We have calculated a discount related to the beneficial conversion in the amount of $30,776 and will amortize over the life of the loan.

In July 2014, an investor converted the remaining $33,000 from a note due in August 2014 for 226,530 shares of common stock.

On July 1, 2014, we entered into a promissory note with Dr. Sobol (a board member) for $15,000.  The note matures on October 31, 2014 and does not accrue interest.  In conjunction with the note, we granted Dr. Sobol a five year warrant to purchase 15,000 shares of common stock at $0.50 per share and fully vests upon receipt of monies.  We calculated a discount on the granting of the warrants in the amount of $5,445 and will expense this in July.  The note also contained a conversion feature where the member can convert the note into common stock at $0.50 per share.  We calculated and posted a discount related to this beneficial conversion of $7,545 and will amortize this over the life of the loan.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2013, Item 9A filed on March 31, 2014 still exist, and therefore our disclosure controls and procedures were not effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

As of June 30, 2014, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During second quarter 2014, we issued common stock to the following:

o

151,126 shares of common stock in exchange for the conversion of short-term note payable in the amount of $30,000 and accrued interest in the amount of $2,520 to Asher Enterprises on June 26, 2014,

o

11,250 shares of common stock for services rendered with a value of $5,625 to Oregon Rain Soap,

o

3,750 shares of common stock for services rendered with a value of $2,288 to Woody Michleb on June 30, 2014,

o

8,000 shares of common stock for services rendered with a value of $5,200 to Julia Perederiy on June 30, 2014, and

o

80,000 shares of common stock in exchange for settlement of accounts payable with Penn State Research Foundation with a value of $46,400 on June 30, 2014.

The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Entia Biosciences, Inc.

August 15, 2014	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)