Form 10-Q
period 2014-09-30
Entia Biosciences, Inc.
filed 2014-11-14
CIK 1408299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

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

On November 10, 2014, 13,860,359 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Part 1: FINANCIAL INFORMATION

Item 1. Financial Statements

ENTIA BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash	$85,608	$36,886
Accounts receivable, net	65,662	11,197
Inventory, net	116,778	138,941
Interest income receivable	-	3,965
Prepaid expenses	19,100	34,462
Total Current Assets	287,148	225,451

Property and Equipment, net	48,583	62,145
Patents and license, net	333,677	343,498

Total Assets	$669,408	$631,094

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$557,982	$1,157,717
Short-term convertible notes payable, net of discount related-party	15,000	23,427
Short-term convertible notes payable, net of discount	634,548	373,644
Capital lease payable	-	2,105
Notes payable	29,764	23,788
Total Current Liabilities	1,237,294	1,580,681

Total Liabilities	1,237,294	1,580,681

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
Series A preferred stock, 350,000 shares designated,
207,807 and 281,969 shares issued and outstanding,
respectively, aggregate liquidation value of $1,039,035
and $1,409,845 respectively	208	282
Common stock, $0.001 par value, 150,000,000 shares authorized,
13,204,359 and 8,297,645 shares issued and outstanding, respectively.	13,205	8,298
Stock subscription receivable	-	(49,000)
Additional paid-in capital	9,652,344	7,793,760
Deferred compensation	(108,799)	(182,576)
Accumulated deficit	(10,124,844)	(8,520,351)
Total Stockholders' Equity (Deficit)	(567,886)	(949,587)

Total Liabilities and Stockholders' Equity (Deficit)	$669,408	$631,094

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

REVENUES	$ 87,753	$ 92,102	$ 355,014	$ 262,245
COST OF GOODS SOLD	40,059	33,560	136,083	91,547
GROSS PROFIT	47,694	58,542	218,931	170,698

OPERATING EXPENSES
Advertising and promotion	42,368	23,399	77,454	151,672
Professional fees	36,166	38,493	123,382	115,731
Consulting fees	21,440	79,365	315,032	608,104
Impairment of intangible asset	27,080	-	27,080
General and administrative	334,358	396,337	1,051,506	1,202,148

Total Operating Expenses	461,412	537,594	1,594,454	2,077,655

LOSS FROM OPERATIONS	(413,718)	(479,052)	(1,375,523)	(1,906,957)

OTHER INCOME (EXPENSES)
Interest income	-	2,512	-	7,412
Interest expense	(82,123)	(34,188)	(256,525)	(101,790)
Other income (expense)	37,499	-	24,534	-
Loss on write-off of debt discount	(100,000)		(100,000)
Gain on settlement of accounts payable	-	-	103,021	-

NET LOSS	$ (558,342)	$ (510,728)	$ (1,604,493)	$ (2,001,335)

DEEMED DIVIDEND RELATED TO BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE PREFERRED STOCK	-	(39,800)	-	(39,800)

NET LOSS PER SHARE ALLOCABLE TO COMMON STOCKHOLDERS	$ (558,342)	$ (550,528)	$ (1,604,493)	(2,041,135)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$ (0.06)	$ (0.07)	$ (0.18)	$ (0.28)

Weighted common shares outstanding
- basic and diluted	10,091,052	7,712,950	8,986,310	7,395,137

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2013 and
FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2014
(Unaudited)
					Additional		Stock		Total Stockholders'
	Preferred Stock		Common Stock		Paid	Deferred	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	In Capital	Compensation	Receivable	Deficit	(Deficit)

Balance - December 31, 2012	109,900	$ 110	7,444,591	$ 7,444	$ 5,115,587	$ (394,510)	$ (49,000)	$ (5,327,924)	(648,293)
Issuance of preferred stock for cash	140,175	140	-	-	700,735	-	-	-	700,875
Issuance of preferred stock for
cancellation of debt	3,162	3	-	-	15,747	-	-	-	15,750
Issuance of warrants in connection with convertible
notes payable	-	-	-	-	16,400	-	-	-	16,400
Beneficial conversion feature in connection with convertible
note payable	-	-	-	-	64,956	-	-	-	64,956
Issuance of preferred stock for conversion of convertible
notes payable	23,332	23	-	-	116,629	-	-	-	116,652
Issuance of preferred stock for
conversion of accounts payable	30,400	31	-	-	151,970	-	-	-	152,001
Deemed dividend related to beneficial conversion feature
of convertible preferred stock	-	-	-	-	87,600	-	-	(87,600)	-
Issuance of common stock for
conversion of preferred stock	(25,000)	(25)	250,000	250	(225)	-	-	-	-
Issuance of common stock for conversion of accrued
compensation	-	-	273,158	274	129,727	-	-	-	130,001
Stock compensation	-	-	-	-	413,921	-	-	-	413,921
Issuance of common stock for services	-	-	129,896	130	83,270	-	-	-	83,400
Issuance of common stock & warrants for license
agreement	-	-	200,000	200	215,329	-	-	-	215,529
Issuance of warrants for services	-	-	-	-	584,108	(584,108)	-	-	-
Issuance of warrants for extension on debt	-	-	-	-	98,006	-	-	-	98,006
Amortization of deferred compensation	-	-	-	-	-	796,042	-	-	796,042
Net loss	-	-	-	-	-	-	-	(3,104,827)	(3,104,827)

(Continued on next page)

Continued from previous page)

Balance - December 31, 2013	281,969	$ 282	8,297,645	$ 8,298	$ 7,793,760	$ (182,576)	$ (49,000)	$ (8,520,351)	$ (949,587)

Issuance of warrants in connection with
convertible notes payable	-	-	-	-	68,735	-	-	-	68,735
Beneficial conversion feature in connection with
convertible notes payable	-	-	-	-	146,637	-	-	-	146,637
Issuance of common stock for conversion
of preferred stock	(74,162)	(74)	741,620	742	(668)	-	-	-	-
Issuance of common stock for conversion
of convertible debt	-	-	1,197,011	1,197	308,523	-	-	-	309,720
Issuance of common stock for conversion
of accounts payable	-	-	94,530	95	55,806	-	-	-	55,901
Issuance of common stock for conversion of									-
accrued salary	-	-	2,592,570	2,592	775,178	-	-	-	777,770
Stock compensation	-	-	-	-	143,549	-	-	-	143,549
Issuance of common stock for future services	-	-	68,283	68	44,182	(44,250)	-	-	-
Issuance of common stock for services	-	-	212,700	213	107,669	-	-	-	107,882
Receipt of stock subscription receivable, less write-off
of $9,000	-	-	-	-	-	-	49,000	-	49,000
Issuance of warrants for conversion of accrued
salary	-	-	-	-	91,863	-	-	-	91,863
Issuance of warrants for services					117,110	(117,110)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	235,137	-	-	235,137
Net loss	-	-	-	-	-	-	-	(1,604,493)	(1,604,493)

Balance - September 30, 2014	207,807	$ 208	13,204,359	$ 13,205	$ 9,652,344	$ (108,799)	$ -	$ (10,124,844)	$ (567,886)

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,604,493)	$(2,001,335)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation/amortization	56,318	25,104
Gain on settlement of accounts payable	(103,021)	-
Impairment of intangible asset	27,080	-
Loss on write-off of debt discount	100,000
Amortization of discount on convertible notes	221,548	78,142
Stock-based compensation	486,568	875,343
Loss on sale of stock subscription receivable	12,965	-
Changes in operating assets and liabilities:
Accounts receivable	(54,465)	(30,867)
Inventory	22,163	3,714
Prepaid expenses	28,275	19,027
Other current assets	-	(512)
Accounts payable and accrued expenses	404,761	541,569
NET CASH USED IN OPERATING ACTIVITIES	(402,301)	(489,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,607)	(55,448)
Acquisition of patents and patents pending (net)	(28,328)	(20,044)
NET CASH USED IN INVESTING ACTIVITIES	(32,935)	(75,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, preferred stock and warrants	-	565,865
Proceeds from convertible notes payable and notes payable	503,000	50,000
Payment on notes payable	(34,042)	(18,284)
Payment on convertible note payable - related party	(40,000)	-
Proceeds from sale of stock subscription receivable	40,000	-
Proceeds from convertible note payable-related party	15,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	483,958	597,581
NET CHANGE IN CASH	48,722	32,274
Cash at beginning of period	36,886	13,081
Cash at end of period	$85,608	$45,355
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$843	$906
SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING
AND INVESTING ACTIVITIES:
Stock issued for accounts payable	$55,901	$-
Conversion of accrued compensation, notes payable and
accrued interest to preferred and common stock	$1,087,490	$414,404
Issuance of warrants for accrued salary	$91,863	$-
Debt issued for license	$-	$140,000

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

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At September 30, 2014, we had cash and cash equivalents of $85,608.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through December 2014.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $2,526 at both September 30, 2014 and December 31, 2013.

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

We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  There was an impairment on patents recorded for the third quarter ended September 30, 2014, amounting to $27,080.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2014 or December 31, 2013, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2014 and September 30, 2013.

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

We did not record an income tax provision for the three months and nine months ended September 30, 2014 and 2013 as we had a net taxable loss in the periods.

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which are convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013.  The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$ (558,342)	$ (550,528)	$ (1,604,493)	$ (2,041,135)

Denominator:
Weighted-average common shares outstanding	10,091,052	7,712,950	8,986,310	7,395,137

Basic and diluted net loss per share	$ (0.06)	$ (0.07)	$ (0.18)	$ (0.28)

Common stock warrants	5,019,006	3,987,744	5,019,006	3,987,744
Series A convertible preferred stock	2,078,070	2,699,690	2,078,070	2,699,690
Stock options	2,848,670	1,651,118	2,848,670	1,651,118
Convertible debt including interest	915,085	856,030	915,085	856,030
Excluded dilutive securities	10,860,831	9,194,582	10,860,831	9,194,582

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	September 30, 2014	December 31, 2013
Raw materials	$ 217,430	$ 240,750
Finished goods	50,412	49,255
	267,842	290,005
Less: reserve for excess and obsolete inventory	(151,064)	(151,064)
	$ 116,778	$ 138,941

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following:

	September 30, 2014	December 31, 2013
Office equipment	$ 27,507	$ 26,284
Production equipment	86,999	83,615
Leasehold improvements	16,328	16,328
	130,834	126,227
Less: accumulated depreciation	(82,251)	(64,082)
	$ 48,583	$ 62,145

NOTE 5 - PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  Patent and license amortization is $3,371 and $3,578 for the three months ended September 30, 2014 and 2013, respectively and $11,070 and $6,824 for the nine months ended September 30, 2014 and 2013, respectively.

The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	September 30, 2014	December 31, 2013
Licenses and amortizable patents	$ 207,244	$ 234,324
Unamortized patents	153,630	125,301
Accumulated amortization	(27,197)	(16,127)
Patents and Licenses, net	$ 333,677	$ 343,498

During third quarter 2014, we recorded an impairment on one of our patents and expensed this amount.  The amount expensed is $27,080 and is recorded as an impairment to intangibles on our consolidated statements of operations.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses (included with accounts payable) consists of the following at:

	September 30, 2014	December 31, 2013
Executive compensation	$ 30,197	$ 476,368
Other accruals	19,575	60,671
	$ 49,772	$ 537,039

During third quarter, 2014, we negotiated agreements with our employees to accept either warrants or shares of common stock for conversion of their accrued payroll.  The conversion rate for the warrants or common stock would be at $0.30 per share.  During third quarter, we issued 2,592,570 shares of common stock to our key employees for conversion of $777,770 of accrued compensation.  In addition, we granted 10 year warrants to purchase 306,208 of common stock exercisable at $0.0001 per share.  These warrants fully vested on date of grant and had a grant date fair value of $91,863.

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2014	December 31, 2013
Notes payable - current
7.85% unsecured, $781 due monthly	$ 3,659	$ 1,964
7.85% unsecured, $373 due monthly	1,105	-
4.15% unsecured, $2,678 due monthly	-	21,824
10.00% unsecured, interest only, due December 30, 2014	25,000	-
	$ 29,764	$ 23,788

Convertible notes payable, net
8%, unsecured due on demand (net of discount related to beneficial conversion feature of $0 in 2014 and $49,004 in 2013), convertible into common stock at $0.45 per share.	$ 312,500	$ 263,496
8% secured due on demand (net of discount related to beneficial conversion feature of $0 in 2014 and $12,300 in 2013), convertible into preferred stock at $5.00 per share.	50,000	37,700
6% unsecured, convertible into common stock at $2.00 per share, due on demand	50,000	50,000
8% unsecured due August 2014 (net of discount related to beneficial conversion feature of $0 in 2014 and $40,552 in 2013), convertible into common stock at an average price of $0.205 per share This note was converted during August 2014.	-	22,448
8% unsecured due November 2014 (net of discount related to beneficial conversion feature of $0 in 2014 and $0 in 2013), convertible into common stock at a price to be determined after September 2, 2014. This note was converted during August 2014.	-	-
8% unsecured due January 2015 (net of discount related to beneficial conversion feature of $9,152 in 2014 and $0 in 2013), convertible into common stock at a price to be determined after October 17, 2014.	23,348	-
8% unsecured due March 2015 (net of discount related to beneficial conversion feature of $14,382 in 2014 and $0 in 2013), convertible into common stock at a price to be determined after December 13, 2014.	18,118	-
10% unsecured due March 2015 (net of discount related to warrants of $4,725 in 2014 and $0 in 2013) convertible price not yet determined	20,275	-
10% unsecured due April 2015 (net of discount related to warrants of $19,600 in 2014 and $0 in 2013) convertible price not yet determined	80,400	-
10% unsecured due April 2015 (net of discount related to warrants of $2,409 in 2014 and $0 in 2013) convertible price not yet determined	7,591	-
8% unsecured due April 2015 (net of discount related to beneficial conversion feature of $22,227 in 2014 and $0 in 2013), convertible into common stock at a price to be determined after January 14, 2015.	20,273	-
8% unsecured due May 2015 (net of discount related to beneficial conversion feature of $31,983 in 2014 and $0 in 2013), convertible into common stock at a price to be determined after February 11, 2015.	21,017	-
10% unsecured due August 2015 (net of discount related to warrants of $6,600 in 2014 and $0 in 2013) convertible price not yet determined	23,400	-
10% unsecured due September 2015 (net of discount related to warrants of $2,374 in 2014 and $0 in 2013) convertible price not yet determined	7,626	-
	$ 634,548	$ 373,644

Convertible notes payable, net related party

0% unsecured due March 30, 2014 (net of discount related to beneficial conversion feature of $0 in 2014 and $16,573 in 2013) convertible into common stock at $0.65 per share. This note was paid off on March 31, 2014.	$ -	$ 23,427
0% unsecured due October 1, 2014 (net of discount related to beneficial conversion feature of $0 in 2014 and $0 in 2013 convertible into common stock at $0.50 per share. Subsequent to September 30, 2014, we reached an agreement with the note holder to extend the maturity date. See Note 11 for further details.	$ 15,000	$ -
	$ 15,000	$ 23,427

$312,500 in notes payable was due on June 30, 2014.  We are currently in negotiations with the note holder to extend this note and we are not in default.

$50,000 in notes payable was due during August, 2014.  We are currently in negotiations with the note holder to extend this note and we are not in default.

During first quarter 2014, we entered into a promissory note for $25,000 at 10% interest due on December 30, 2014.  This note is not convertible and is listed with notes payable as a short-term liability on the balance sheet.

On August 28, 2014, we entered into a convertible promissory note for $100,000.  The note was convertible into common stock at $0.25 per share.  The investor converted the notes right away and received 400,000 shares of common stock.  Following the conversion, we wrote off the debt discount for a loss of $100,000.  We have recorded this as an expense on our consolidated statements of operations.

During 2014, we entered into the following debenture agreements that accrue interest at 10%, mature in 1 year and grant the investor on a one warrant per dollar basis that are exercisable for 3 years at $1 per share and vest immediately:

o

On September 2, 2014, we entered into an agreement for $10,000.  We calculated the fair value of the warrants at $2,590.

o

On August 28, 2014, we entered into an agreement for $30,000.  We calculated the fair value of the warrants at $7,290.

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

In addition to the debentures, during 2014, we entered into the following convertible promissory notes with an interest rate of 8% per annum, compounded annually.  If the note remains unpaid after one hundred eighty (180) days from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the note.  We have calculated a discount for the beneficial conversion feature and will be amortized over the life of the loan.

o

On February 3, 2014, $42,500 due on November 3, 2014,

o

On April 17, 2014, $32,500 due on January 17, 2015,

o

On June 13, 2014, $32,500 due on March 13, 2015,

o

On July 14, 2014, $42,500 due on April 13, 2015, and

o

On August 11, 2014, $53,000 due on May 10, 2015.

On March 25, 2014, we entered into a line of credit arrangement.  The line of credit is $60,000 with an interest rate of prime plus 3.00%.  There are no loan covenants applicable to this line of credit and the amount outstanding as of September 30, 2014 is $0.

NOTE 8 – RELATED PARTY TRANSACTIONS

Debt agreements from board member

In December 2013, we entered into a promissory note due on March 31, 2014 at 0% in the principal amount of $40,000 with Dr. Philip Sobol, a member of our board of directors.  The note was paid off on March 31, 2014.

On July 1, 2014, we entered into a promissory note due on October 31, 2014 at 0% in the principal amount of $15,000 with Dr. Philip Sobol, a member of our board of directors.  In conjunction with the note, we granted Dr. Sobol a five year warrant to purchase 15,000 shares of common stock at $0.50 per share and fully vests upon receipt of monies.  We calculated a discount on the granting of the warrants in the amount of $5,445 and expensed this during the third quarter to interest expense.  The note also contained a conversion feature where Dr. Sobol can convert the note into common stock at $0.50 per share.  We calculated and posted a discount related to this conversion feature of $7,545 and amortized it during the third quarter 2014.

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

During third quarter 2014, two investors converted 30,000 shares of Series A Preferred stock for 300,000 shares of common stock.

During second quarter 2014, two investors converted 44,162 shares of Series A Preferred stock for 441,620 shares of common stock.

Common stock

During third quarter 2014, we issued shares of common stock for the following:

o

645,885 shares of common stock with a value of $77,200 upon conversion of $75,500 of convertible notes payable along with accrued interest of $1,700.

o

300,000 shares of common stock in exchange for 30,000 shares of Series A Preferred stock,

o

2,592,570 shares of common stock in exchange for converting $777,770 of accrued salary to two key employees,

o

400,000 shares of common stock with a value of $107,882 in exchange for conversion of notes payable,

o

7,813 shares of common stock with a value of $5,000 for the settlement of accounts payable.

o

50,000 shares of common stock in conjunction with a distributor agreement valued at $21,500.  This amount is posted as a reduction in revenues, and

o

75,000 shares of common stock with a value of $33,713 for services rendered.

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

	September 30, 2014	December 31, 2013
Expected dividend yield	-	-
Expected stock price volatility	182.94%-216.96%	216.96% - 236.55%
Risk-free interest rate	0.28% - 1.91%	0.95% - 2.47%
Expected term (in years)	3 - 7 years	5 - 10 years
Weighted-average granted date fair value	$0.48	$0.45

A summary of option activity under the stock option plan as of September 30, 2014 and changes during the quarter then ended is presented below:

				Weighted
				Average
			Weighted	Remaining
	Number of	Exercise Price	Average Exercise	Contractual Term	Aggregate Intrinsic
	Shares	Range	Price	(Years)	Value

Outstanding, December 31, 2012	1,202,099	$ 0.40-$1.00	$ 0.56	7.74	-

Exercisable, December 31, 2012	830,504	$ 0.40-$1.00	$ 0.57	8.19	-

Granted	1,150,000	$ 0.38-$0.81	$ 0.47	8.07	-
Exercised	-	-	$ -	-	-
Expired	-	-	$ -	-	-

Outstanding, December 31, 2013	2,352,099	$ 0.38-$1.00	$ 0.51	7.90	199,505

Exercisable, December 31, 2013	1,810,344	$ 0.38-$1.00	$ 0.52	7.88	138,707

Granted	496,571	$ 0.40-$0.75	$ 0.48	6.36
Exercised	-	-	$ -	-
Expired	-	-	$ -	-

Outstanding, September 30, 2014	2,848,670	$ 0.38-$1.00	$ 0.52	7.68	-

Exercisable, September 30, 2014	2,125,502	$ 0.38-$1.00	$ 0.49	9.13	-

The range of exercise prices for options outstanding under the 2010 Stock Incentive Plan at September 30, 2014 are as follows:

Number of	Exercise
shares	Price
55,000	$ 0.38
1,286,670	$ 0.40
30,000	$ 0.42
20,000	$ 0.44
190,000	$ 0.45
824,000	$ 0.50
160,000	$ 0.60
15,000	$ 0.62
20,000	$ 0.75
10,000	$ 0.81
200,000	$ 0.85
38,000	$ 1.00
2,848,670

At September 30, 2014, the Company had 1,801,330 unissued shares available under the Plan.  Also, at September 30, 2014, the Company had $228,697 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 7 years.

Warrants – Consulting Agreements

Outstanding warrants to purchase common stock are as follows:

Date of Issue	September 30, 2014	Exercise Price	Expiration
September-14	316,208	$0.001	09/2024
August-14	80,000	$0.50 - $1.00	8/2017 - 8/2019
June-14	15,000	$0.50	06/2019
April-14	113,333	$0.65 - 1.00	04/2017 - 03/2021
January-14	62,277	$0.65 - $1.00	01/2019 - 01/2021
As of December 2013	4,457,188	$0.36 - $10.00	10/2014 - 10/2021
Total	5,044,006
Less:
Expired	25,000
Exercised	-
Total	5,019,006

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.  In determining the fair value of warrants, we employed the following key assumptions:

	September 30, 2014	December 31, 2013
Risk-Free interest rate	0.28% - 2.97%	0.95% - 3.32%
Expected dividend yield	0%	0%
Volatility	182.81%-222.30%	216.48%-239.20%
Expected life	3 - 7 years	3-10 years

At September 30, 2014 and 2013, the weighted-average Black-Scholes value of warrants granted was $0.66 and $1.52, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

On April 4, 2012, the Company entered into a Commercial Lease agreement with Lanz Properties, LLC for 13,081 square feet of office and warehouse space located at 13565 SW Tualatin-Sherwood Road, Suite 800, Sherwood, OR 97140.  The new lease commenced on June 1, 2012 and will terminate on July 31, 2015.  No rent was payable until October 2012.  The base monthly rental rate started at $3,160, increasing to $3,260 in October 2013, and then $3,343 in June 2014.  The Company has straight-lined the full value of the lease agreement over the life of the lease and has recorded this amount monthly.  The amount of rent expense that is above the actual rent amount is recorded as deferred rent and is shown on the balance sheet in current liabilities as part of accounts payable and accrued expenses. The amount recorded for as of September 30, 2014 and 2013 is $2,719 and $18,782, respectively.

NOTE 11 – SUBSEQUENT EVENTS

During October 2014, we entered into two promissory notes with two investors totaling $35,000.  These notes are part of our debenture agreement that states interest at 10% and maturing in one year.  In addition, the investors are granted warrants to purchase one share of stock for each dollar loaned.  The warrants are three-year warrants, vest immediately and can be exercised for $1.00 per share.  We calculated a discount on these warrants in the amount of $7,980 and will amortize this over the life of the note to interest expense.

On October 27, 2014, an investor purchased 400,000 shares of our common stock along with 200,000 5-year warrants to purchase our common stock at $0.50 per share and they vest immediately for $200,000 cash.

On November 3, 2014, we extended a note with Dr. Sobol, a board member.  The original note was due on October 31, 2014 and had a convertible provision at $0.50 per share.  The extension negotiated reduced the conversion price, extended the note until November 3, 2015 and we granted Dr. Sobol a 7-year warrant to purchase 15,000 shares of common stock at $0.20 per share.  We calculated a gain on the extinguishment of the original debt in the amount of $3,435 and will recognize this gain during fourth quarter, 2014.  In addition, we calculated a discount related to the beneficial conversion feature in the amount of $3,285 and will amortize this amount to interest expense over the life of the note.  We also calculated a discount related to the granting of the warrants in the amount of $3,435 and this will be amortized to interest expense over the life of the note.

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

Material Changes in Results of Operations for the Three and Nine Months ended September 30, 2014 and 2013.

Revenues and Cost of Goods Sold:

	For the Three Months Ended September 30, December 31,		Change
	2014	2013	$	%
Revenues	$ 87,753	$ 92,102	$ (4,349)	-4.7%
Cost of Goods Sold	40,059	33,560	6,499	19.4%

	For the Nine Months Ended September 30,		Change
	2014	2013	$	%
Revenues	$ 355,014	$ 262,245	$ 92,769	35.4%
Cost of Goods Sold	136,083	91,547	44,536	48.6%

Revenues.  Revenues are generated primarily from the sale of our ERGO D2® ingredients and our GROH® ERGO Boost line of beauty and wellness products as well as our mushroom-based nutraceutical dietary supplement products.  The decrease in revenues for the three and nine months ending September 30, 2014 from 2013 was due to a direct reduction in revenues based upon equity given in a distribution agreement signed during third quarter 2014.  The amount given in equity was valued at $21,500.

Cost of Goods Sold.  Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for the three and nine months ended September 30, 2014 increased from 2013 due to increased product sales and the result of changes in our product mix.  If there wasn’t a direct reduction to our revenues due to a distribution agreement, the gross profit percentage would be within 0.3% of prior year (63.3% versus 63.6% during the third quarter 2013).

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses:

	For the Three Months Ended September 30, December 31,		Change
	2014	2013	$	%
Advertising & promotion expenses	$ 42,368	$ 23,399	$ 18,969	81.1%
Professional fees	36,166	38,493	(2,327)	6.6%
Consulting fees	21,440	79,365	(57,925)	-73.0%
General and Administrative expenses	361,438	396,337	(34,899)	-8.8%

	For the Nine Months Ended September 30,		Change
	2014	2013	$	%
Advertising & promotion expenses	$ 77,454	$ 151,672	$ (74,218)	-48.9%
Professional fees	123,382	115,731	7,651	6.6%
Consulting fees	315,032	608,104	(293,072)	-48.2%
General and Administrative expenses	1,078,586	1,202,148	(123,562)	-10.3%

Advertising and promotional expenses.  These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The increase in these expenses during third quarter 2014 is attributed to the a major event we sponsored during third quarter.  $25,000 of this expense was paid in equity.

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

Material Changes in Financial Condition

At September 30, 2014, cash totaled $85,608, compared to $36,886 at December 31, 2013.  The primary reasons for the net increase in 2014 are described below.  Working capital deficit was $(950,146) at September 30, 2014, compared to $(1,355,230) at December 31, 2013.  The change in working capital was due primarily to the conversion of accrued compensation for executive officers.  The net change in cash and cash equivalents for the periods presented was comprised of the following:

	For the Nine Months Ended September 30,		Change
	2014	2013	$	%
Net cash provided by (used in)
Operating activities	$ (402)	$ (490)	$ 88	-18.0%
Investing activities	(33)	(75)	42	-56.0%
Financing activities	484	598	(114)	-19.1%

Operating Activities.  The decrease in net cash flows used from operating activities was due primarily to a reduction in accounts payable.

Investing Activities.  The increase in net cash flows used from investing activities was due primarily to lack of acquisitions of patents and patents pending.

Financing Activities.  The decrease in net cash flows from financing activities was due primarily to the lack of investors’ funds.

Future Liquidity.  We have a history of incurring net losses and negative operating cash flows.  We are also deploying new technologies and continue to develop commercial products and services.  Based on our cash on hand, income from operations and the degree to which our burn rate can be reduced while continuing operations, management believes it has sufficient funds to remain operational through December 2014.

We expect our revenues to increase in the fourth quarter of 2014.  Notwithstanding that expected increase in revenues, we anticipate that we will continue to generate losses in 2014 and therefore we may be unable to continue operations in the future.  In order for us to continue as a going concern and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues or reduce operating costs or take all of these actions.  We will require additional capital of at least approximately $25,000 to repay debt principal and accrued interest maturing on December 31, 2014 and we intend to raise the monies by undertaking one or more equity private placements.  In addition, we have $412,500 in notes payable that are due upon demand.  Currently, these notes are in extension negotiations.  We are confident these notes will be extended into mid-2015.  Extension negotiations have been slow-moving due to logistical issues with the investors.  We may also pursue re-negotiation and re-structuring of the debt.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce our operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction in operating costs could jeopardize our ability to launch, market, and sell new nutraceutical supplement products necessary to grow and sustain our operations.

Subsequent Events

During October 2014, we entered into two debentures with two investors totaling $35,000.  These notes have stated interest at 10% and mature in one year.  In addition, the investors are granted warrants to purchase one share of stock for each dollar loaned.  The warrants are three-year warrants, vest immediately and can be exercised for $1.00 per share.  We calculated a discount on these warrants in the amount of $7,980 and will amortize this over the life of the note to interest expense.

On October 27, 2014, an investor purchased 400,000 shares of our common stock along with 200,000 5 year warrants to purchase our common stock at $0.50 per share and they vest immediately for $200,000 cash.

On November 3, 2014, we extended a note with Dr. Sobol, a board member.  The original note was due on October 31, 2014 and had a convertible provision at $0.50 per share.  The extension negotiated reduced the conversion price, extended the note until November 3, 2015 and we granted Dr. Sobol a 7-year warrant to purchase 15,000 shares of common stock at $0.20 per share.  We calculated a gain on the extinguishment of the original debt in the amount of $3,435 and will recognize this gain during fourth quarter, 2014.  In addition, we calculated a discount related to the beneficial conversion feature in the amount of $3,285 and will amortize this amount to interest expense over the life of the note.  We also calculated a discount related to the granting of the warrants in the amount of $3,435 and this will be amortized to interest expense over the life of the note.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2013, Item 9A filed on March 31, 2014 still exist, and therefore our disclosure controls and procedures were not effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

As of September 30, 2014, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During third quarter 2014, we issued shares of common stock for the following:

o

645,885 shares of common stock with a value of $77,200 upon conversion of $75,500 of convertible notes payable along with accrued interest of $1,700.

o

300,000 shares of common stock in exchange for 30,000 shares of Series A Preferred stock,

o

2,162,930 shares of common stock were issued to Marvin S Hausman, MD, CEO, President, Acting CFO and Chairman of Entia Biosciences, Inc. in exchange for converting $648,879 of accrued salary and 429,640 shares of common stock were issued to Devin Andres, COO of Entia Biosciences, Inc. in exchange for converting $128,892 of accrued salary, both issuances pursuant to employment agreements with both officers.

o

400,000 shares of common stock with a value of $107,882 in exchange for conversion of notes payable,

o

50,000 shares of common stock in conjunction with a distributor agreement valued at $21,500.  This amount is posted as a reduction in revenues, and

o

82,813 shares of common stock with a value of $38,713 for services rendered.

The issuances of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Entia Biosciences, Inc.

November 14, 2014	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)