Form 10-K
period 2014-12-31
Entia Biosciences, Inc.
filed 2015-03-30
CIK 1408299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014.
OR
☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non- accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $3,183,009 based on the stock market price of the company’s shares on June 30, 2014.  Shares of common stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of the issuer’s common stock as of March 30, 2015: 16,709,309 shares.

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

PART I

Item 1.  Business

Background

Entia Biosciences, Inc. (“Entia”) is a biotechnology company that has acquired the exclusive worldwide rights to the genetic transporter for L-Ergothioneine (Ergo), a powerful amino acid that Entia believes is essential to life.  Ergo cannot be synthesized by mammals but is acquired exclusively from the diet and carried by this unique and specific transporter (human gene symbol SLC22A4) to cells throughout the body.  Research studies by Entia have confirmed significant transporter activity in diabetes, arthritis, alopecia areata (hair loss) and other serious non-communicable chronic conditions, suggesting an important physiologic role for Ergo in diseases afflicting millions of people world-wide.  We have also acquired the exclusive rights to UV light enrichment technology for Ergocalciferol, the food-based version of Vitamin D, which has also been linked to a variety of serious medical conditions.

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

We have filed patent applications on the use of Ergo and D2 in several therapeutic and non-therapeutic applications and will commence follow-on studies to confirm our positive initial clinical results in larger patient populations, with the objective of releasing our first branded medical foods for the treatment of anemia (ErgoD2® Hemo), neurodegenerative disease (ErgoD2® Neuro), and potentially other therapies as our funding allows.  ‘Over-the-counter’ (OTC) strength versions of these formulations and other consumer-oriented products for the general wellness and beauty markets are currently being offered online and through a limited number of resellers by our wholly owned subsidiary Total Nutraceutical Solutions (TNS).  In 2014, the Company signed its first national distribution agreement for GROH®, a boutique medical luxury line of hair and skin care products to be retailed through professional high-end salons and day spas.

Our Business

Entia believes that its ErgoD2® platform may play an essential role in achieving iron homeostasis in various disease states and will be the core of our innovative medical therapies.  These therapies, aim to positively affect DNA synthesis, red blood cell production, neuronal function, and the immune system and are proving applicable to diseases such as Chronic Kidney Disease, Parkinson’s, Alzheimer’s, Multiple Sclerosis, Diabetes, Alopecia, Psoriasis and those suffering from hair loss.  ErgoD2® is a proprietary pharmaceutical grade organic compound from whole food that contains the micro-nutrients L-Ergothioneine, an amino acid with a dedicated transporter (SLC22A4), and vitamin D2, that has been naturally enriched using patented technology licensed from Penn State University. These genetically required nutrients have recently been implicated in iron regulation and intracellular iron chelation, indicating their therapeutic potential.

In the United States, the 19-24 million adults currently suffering from early to late chronic kidney disease (CKD) are seeing a primary care physician and have limited access to therapy beyond suggested lifestyle modifications (dietary restrictions and iron supplementation).  There are an additional 1.1 million CKD patients who have anemia but have not yet begun dialysis therapy and another 350,000 that are currently receiving hemodialysis.  We believe that our ErgoD2® Hemo product will become a widely prescribed, cost-effective companion therapy for all three groups in the early stages of the disease and dialysis and erythropoietin stimulating agent (“ESA”) like Epogen® treatments in the later stages; reducing mortality risks and improving quality of life.  This combinational approach also seeks to reduce the amount of ESA’s and other expensive drugs needed for treatment, which can dramatically increase the bottom line for dialysis providers that are subject to capped reimbursement rates.  The CKD market alone represents a combined $11.5 billion opportunity in the US.  There are more than 1 million people living with Parkinson’s disease in the US and another 0.3 million with MS.  Iron is also a factor in a number of auto-immune conditions including diabetes, rheumatoid arthritis (joints), psoriasis (skin/nails), and alopecia (hair).

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

ErgoD2®

Our ErgoD2® formulations utilize organically cultivated specialty mushrooms available from a number of domestic and international suppliers that are generally accepted as safe (GRAS) and are increasingly being sold to upscale restaurants and organic/specialty food stores throughout North America.  Certain species of these specialty mushrooms contain naturally higher concentrations of Ergo and D2 than the standard white, brown, and Portobello typically sold at grocery stores.  Our research has identified which species and suppliers provide the optimal nutritional profiles for our ErgoD2® formulations and we routinely test our raw and finished ingredients to ensure quality control and confirm that these nutritional profiles are maintained.

The mushroom fruit bodies are dried, milled into powder, blended, and then enhanced using a patented UV light enrichment process that naturally increases vitamin D2 content by over 2000% within seconds.  We have also developed extraction methods that separate the Ergo and other water-soluble cofactors from the D2, chitin-glucans and other solids contained in the UV enriched powder.  These functional ingredients can then be encapsulated or used in medical foods and other branded products.  Our manufacturing processes for ErgoD2® are 100% USDA certified organic and are being performed in-house by Entia technicians.  Management intends to expand its manufacturing volumes and efficiency as our revenue and funding allows.

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

Our Products

We have been developing and studying the application of our ErgoD2® platform technology and functional ingredients in medical foods and other consumer health and wellness brands that address multi-billion dollar market opportunities.  Our primary focus has been on three core products:

GROH® is an emerging line of natural beauty products for the professional salon and spa industry.  GROH® is the first product line developed by Entia that utilizes the ErgoD2 technology in topical formulations as well as ingestible supplements.  GROH®, is positioned as a boutique medical luxury line and is sold through high-end salon and day spas.  GROH® represents an evolution in natural and organic products that target the health conscious consumer looking for natural effective products to support healthy hair, scalp, skin and nails.

Entia began selectively positioning GROH® within the industry’s premier organizations, thought leaders, and trend setters in February of 2014 and include Mario Tricoci (Chicago), Gadabout Salon (Arizona), Visible Changes (Houston), Gene Juarez (Seattle), Anastasia (Portland), and many others.

The successful positioning campaign lead to an agreement with one of the largest independent cosmetic distributors in the US, servicing more than 24,000 salons nation-wide, Star Companies (Star).  Star’s companies are known to the industry for their ability to successfully enter new products into the market and currently distribute many professional brands for companies like L’Oreal including Redken and Pureology.  The initial order was shipped on December 31, 2014 and represents a significant increase in revenues for the fiscal year 2014. Distribution began on January 12, 2015 and has resulted in more than 100 new resellers, exceeding management’s expectations.

ErgoD2 Hemo™ is a medical food for treatment of anemia and is projected to be commercially available in late 2016 following successful completion of two clinical trials that independently confirm the product’s efficacy.  ErgoD2 Hemo™ helps the body naturally achieve iron homeostasis and potentially reduces or delays the need for costly hemodialysis drugs and the risks of potential side effects from current therapies ESA like Epogen®.  In a 2013-2014 pilot study involving 20 diabetic patients, 4 months use of ErgoD2 HemoTM showed a statistically significant increase in blood iron levels though no participants were taking iron supplements.  In addition, ErgoD2® reduced Total Iron-Binding Capacity and increased Percent Iron Saturation suggesting that ErgoD2® modulates the iron regulatory system in favor of iron export from cells.

ErgoD2 Neuro™ is a medical food that is being developed to treat dysfunctional iron metabolism in neurodegenerative conditions, such as, Parkinson’s disease and multiple sclerosis.  Entia started a preclinical confirmational Parkinson’s disease (PD) study in a murine model of PD in the 3rd-4th quarter 2014. This study was financed by a grant from the Michael J. Fox Foundation (MJFF) and is designed to build upon an initial study that was successfully conducted in collaboration with Dr. Jack Rogers, Ph.D., at the Massachusetts General Hospital Neurochemistry Laboratory, in which ErgoD2® was shown to increase muscle strength and reduce the toxic buildup of midbrain alpha-synuclein levels.  With the successful conclusion of the second study, performed by independent clinical research organizations (CRO’s) we hope to receive more support from the MJFF regarding follow-on scientific studies to advance PD treatments.

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

US patent application No. 61/496,321 filed on June 13, 2011 entitled “A Nutritional Approach to the Control of Anemia and Prevention of Associated Comorbid States with the Use of Ergothioneine.”  Assigned to Entia by Marvin S. Hausman, M.D. on June 13, 2011.  . International application published on December 20,2012, PCT/US2012/042131; Entitled: “A Nutritional Approach to the Control of Anemia, Diabetes and Other Diseases or Conditions and Prevention of Associated Comorbid States with the Use of Ergothioneine.”

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

In June 2010, Entia  acquired from The Penn State Research Foundation (PSRF) an exclusive license to US patent application No. 12/386,810 entitled “Methods of Use and Rapid Generation of Vitamin D2 from Mushrooms and Fungi Using Pulsed UV-light.” filed on April 23, 2009 and based on 61/047,268 entitled “Methods and Compositions for Improving the Nutritional Content of Mushrooms and Fungi” filed April 23, 2008.   Issued in the US in 2013 and issued in the Nation of Canada in 2014.

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

We utilize several methods of marketing and distribution for our branded products.  Consumer products are marketed direct to the consumer primarily through the internet utilizing a variety of e-commerce channels, such as, direct email marketing, social media outlets and e-commerce sites like Totalnutraceutical.com and Amazon.com.  Our GROH® line of products are primarily marketed to reseller networks made up of high-end salons and day spas.  We have also engaged with several Distribution partners to accelerate the launch of the products within the Salon and Spa industry.  The success of managements positioning campaign made it possible to sign an agreement with one of the largest independent cosmetic distributors in the US, servicing more than 24,000 salons nation-wide, Star Companies (Star).  Star’s companies are known to the industry for their ability to successfully enter new products into the market and currently distribute many professional brands for companies like L’Oreal including Redken and Pureology.

Competitive Environment

The medical foods, dietary supplements and beauty markets are highly competitive, with many well-known and established suppliers. The biotechnology industry is subject to rapid change.  New products are constantly being introduced to the market.  Our ability to remain competitive depends on our ability to develop and manufacture new products in a timely and cost effective manner, to accurately predict market transitions, and to effectively market our products.  Our future financial results will depend to a great extent on the successful introduction of several new products.  We cannot be certain that we will be successful in selecting, developing, contract manufacturing and marketing new products.

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

Industry

The nutritional supplements and beauty industries are intensely competitive.

Beauty Segment - The beauty industry today encompasses far more than cosmetics and skin care products, though they are still a significant portion of the sector. A wide range of services and products are available and the beauty industry now also encompasses hair styling and hair removal, nail and tanning salons, massage parlors, shower and shaving products, perfumes, colognes and more.

Nutritional Supplements - includes companies that manufacture and distribute products which are generally intended to enhance the body's performance as well as to enhance well-being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom.  Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA").  Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients.  However, they are subject to many existing and proposed new regulations regarding labeling and advertising of such products.  See “Government Regulation” below.

Competition

The beauty industry is characterized by the skin care, makeup, fragrance and hair care segments and undergoes vigorous competition throughout the world.  Brand recognition, quality, performance and price have a significant impact on consumers’ choices among competing products and brands.  Advertising, promotion, merchandising, the pace and timing of new product introductions, line extensions and the quality of in-store demonstrations also have a significant impact on consumers’ buying decisions.

The GROH® brand is an emerging boutique medical luxury line which seeks to align itself within the ‘Beauty of Wellness’ category of professional products.  The Beauty of Wellness category is becoming more attractive to high-end salons and day spas seeking to increase revenue growth through retail product offerings without having to replace their existing hair and skincare products lines.  Consumers within this category are seeking to support their healthy lifestyle changes and are seeking products that are natural and effective but free of dyes, chemicals, parabens, and the like. We compete against a number of companies, some of which have substantially greater resources than we do.

Our principal competitors consist of large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names.  They include, among others, L’Oreal S.A.; Shiseido Company, Ltd.; LVMH Moët Hennessey Louis Vuitton; Coty, Inc.; The Procter & Gamble Company; and Avon Products, Inc.  We also face competition from a number of independent brands, as well as some retailers that have developed their own beauty brands

The global nutritional supplements industry (which includes the nutraceutical and medical foods segments) is quite fragmented, with many small and large companies participating. The fragmented nature of the industry offers scope for mergers, acquisitions and new companies to rise to leadership positions provided they bring new innovative products to the market.  The four major players in the global nutritional supplements industry include Atrium Innovations, Glanbia Plc, NBTY Inc., and Herbalife Ltd.

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

Employees

We currently have seven full-time employees. Our Chief Executive Officer and Acting Chief Financial Officer, Marvin S. Hausman, M.D., our Chief Operating Officer Devin Andres (who also serves as President of TNS) have been employees since October 28, 2011.  In addition William Meyer, is head of Production, Daniel Wanvig, investor relations and we have three administrative employees. We utilize a number of part-time employees to manufacture and produce products.

Item 1A. Risk Factors.

Risk Factors Relating to Our Company

We have significant outstanding debt which we must repay with interest and limited cash flows from operations from which to repay debt.

We currently have aggregate debt in the principal amount of $499,000 with $50,000 of debt at 6% per annum interest, $199,000 of debt at 8% per annum, $235,000 of debt at 10% per annum  and $15,000 of debt at 0% per annum.  Of this aggregate principal debt, $75,000 plus accrued interest is due on demand, $25,000 plus accrued interest is due in March 2015, $152,500 plus accrued interest is due in April 2015, $53,000 plus accrued interest is due in May 2015, $30,000 plus accrued interest is due in August 2015, $63,500 plus accrued interest is due in September 2015, $35,000 plus accrued interest is due in October 2015, $15,000 is due in November 2015 and $50,000 plus accrued interest is due in December 2015.  All of the debt is convertible into shares of our company at the option of the payee.  Given that our revenues have not been sufficient to allow for repayment of this debt, we will likely have to undertake private placements of new debt or equity securities to repay these obligations.

We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations, including our debt, of which the principal amount of $499,000 is due during 2015, pay our significant accounts payable and accrued expenses of $569,169 and develop and sustain our operations could result in reducing or ceasing our operations.  If we are unable to raise sufficient funds from additional borrowing or private placements of equity securities to meet our debt obligations, we may default on that debt, leaving us unable to continue in business.  If we do not pay certain of our accounts payable, we may lose crucial services rendered to our company.  Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about our ability to continue as a going concern.

We expect losses in the future because we have generated limited revenue.

We have generated limited revenues and we expect losses over the next year since we have modest revenues to offset the expenses associated in executing our business plan.  As disclosed in this annual report on Form 10-K for the year ended December 31, 2014, our revenues increased substantially from $314,746 for the fiscal year ended December 31, 2013 to $656,342 for the fiscal year ended December 31, 2014 with a net loss decreasing from $(3,192,427) for the fiscal year ended December 31, 2013 to $(2,296,591) for the fiscal year ended December 31, 2014.  We cannot guarantee that we will ever be successful in generating substantial revenues in the future or becoming profitable.  We recognize that if we are unable to generate substantial revenues, we will not be able to earn profits or continue operations as a going concern.  There is only a limited corporate history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

As discussed in the Notes to the Consolidated Financial Statements included in this annual report for our fiscal year ended December 31, 2014 we had a working capital deficit of $(502,517).  We had a net loss of $(2,296,591) for the year ending December 31, 2014 and an accumulated deficit of $(10,816,942) from inception (July 19, 2007) through December 31, 2014.

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

Our future profitability is uncertain.

We cannot predict our ability to reduce our costs or achieve profitability.  Our research and development expenses are expected to increase as we develop and clinically test new potential products.  As evidenced by the substantial net losses during 2014 and 2013, losses and expenses may increase and fluctuate from quarter to quarter.  There can be no assurance that we will ever achieve profitable operations.

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

Our performance depends substantially on the performance of our executive officers.  Our Chief Executive Officer and acting Chief Financial Officer, Marvin S. Hausman, M.D, is the inventor of the process and formulas used to contract manufacture the future products to be sold by us.  We anticipate that he will be the developer of any additional products that we plan to add to our product line.  Our Chief Operating Officer, Devin Andres, is responsible for our day-to-day operations.  The loss of services of our chief executive officer or our COO could have a material adverse effect on our business, revenues, and results of operations or financial condition.  We do not maintain key person life insurance on the lives of our officers or key employees but have agreed to do so when our financial condition will allow.

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

Our ability to compete effectively depends, to a significant extent, on our ability to maintain the proprietary nature of our intellectual property.  There can be no assurance that the scope of the steps we take to protect all of our interests cannot be circumvented, or that it will not violate the proprietary rights of others, or that we will not be prevented from using our product if challenged.  In fact, even if broad enough, others may still infringe upon our rights, which will be costly to protect.  Furthermore, the laws of other countries may less effectively protect our proprietary rights than U.S. laws. Infringement of our rights by a third party could result in uncompensated lost markets and revenue opportunities.

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

Our officers/directors, in the aggregate, beneficially own approximately or have the right to vote approximately 45% of our outstanding common stock.  As a result, these stockholders, acting together, could influence matters submitted to our stockholders for approval including:

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

Our articles of incorporation authorize us to issue up to 5,000,000 shares of preferred stock.  To date, we have issued an aggregate of 200,807 shares of Series A Preferred Stock, with each preferred share convertible into 10 shares of common stock. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval.  As a result, our board of directors could authorize the issuance of additional series of preferred stock that would grant to holders of such preferred shares preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock.  To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us.  In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

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

Item 4.  Mine Safety Disclosures.

Not Applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Entia Biosciences, Inc. common stock, $0.001 par value, is quoted on the OTC-Bulletin Board under the symbol:  ERGO.OB.  The stock was initially cleared for trading on the OTC-Bulletin Board on November 1, 2007.

The table below sets forth the high and low bid prices of our common stock for each quarter shown,  Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

OTC Bulletin Board (Symbol "ERGO")
Period	High (US $)	Low (US $)
First Quarter 2013	0.50	0.33
Second Quarter 2013	0.52	0.31
Third Quarter 2013	0.95	0.33
Fourth Quarter 2013	0.74	0.46
First Quarter 2014	0.90	0.45
Second Quarter 2014	0.75	0.28
Third Quarter 2014	0.50	0.18
Fourth Quarter 2014	0.41	0.19
These bid prices are estimates only, based on price graph information.

(b) Holders of Common Stock

As of December 31, 2014, there were approximately 166 shareholders of record of our common stock with 15,512,927 total shares outstanding.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2014.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	2,866,470	$1,375,906	1,783,530
Expired/Forfeited	110,200	$52,896

The Entia Biosciences, Inc. 2010 Stock Incentive Plan was adopted by the board of directors on September 17, 2010 and approved by the stockholders on October 21, 2010.  Initially 15 million shares were reserved for issuance under the Plan.  On January 1, 2012, 500,000 additional shares were automatically added to the shares reserved for issuance under the Plan, pursuant to an evergreen provision in the Plan.  On February 15, 2012, pursuant to a 1:10 reverse stock split the number of shares reserved for issuance under the Plan was reduced from 15,500,000 shares to 1,550,000 shares. During 2013, an additional 50,000 shares were automatically added to the shares reserved for issuance under the Plan and the shareholders, on two separate occasions, approved an additional 1.5 million shares each to be added bringing the total shares reserved to 4.6 million shares.  On January 1, 2014, another 50,000 shares were automatically added to the shares reserved for issuance bringing the total to 4.65 million shares.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities that have not previously been disclosed in our periodic reports.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2014 or 2013.

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

Our formulations, which are highly potent antioxidants, have the nutritional potential to provide multiple health benefits for humans, including balancing iron hemostatis, reducing inflammation, supporting the immune system, promoting healthy joints, increasing stamina, and reducing stress and anxiety.  These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.  We utilize novel clinical models, biomarkers, and analytical tools to validate the nutritional and clinical efficacy of our formulations and the products that incorporate them.  Research and development of new formulations and nutraceutical products are also performed under contract with outside laboratories, such as the Department of Food Science, Pennsylvania State University.

Results of Operations for the year ended December 31, 2014 and 2013

Revenues and Cost of Goods Sold (in thousands, except percentages):

	For the Years Ended, December 31,		Change
	2014	2013	$	%
Revenues	$656,342	$314,746	$341,596	108.5%
Cost of Goods Sold	245,471	131,123	114,348	87.2%

Revenues.   Revenues are generated primarily from the sale of our GROH® line and mushroom-based nutraceutical dietary supplement products and functional ingredients.  The 108.5% increase in revenues from 2013 was primarily due to the increase in sales of our GROH® products due to a rebranding/marketing strategy undertaken in 2013 and from a distributor agreement with a major distributor with a nationwide chain of salons.

Cost of Goods Sold.    Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for 2014 increased with the increase of revenues compared to 2013.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses (in thousands, except percentages):

	For the Years Ended, December 31,		Change
	2014	2013	$	%
Advertising & promotion expenses	$125,728	$171,137	$(45,409)	-26.5%
Professional fees	156,561	147,469	9,092	6.6%
Consulting fees	400,352	919,710	(519,358)	-56.5%
General and Administrative expenses (including impairment of intangible assets)	1,526,244	1,915,327	(389,083)	-20.3%

Advertising and promotional expenses.    These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The decrease from 2013 for these expenses was due to marketing and rebranding for our GROH® product during 2013.

Professional fees.  These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The increase in professional fees from 2013 is due to increased audit fees for 2014.

Consulting fees.    These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology, investment banking and marketing management services.  The decrease in these expenses from 2013 was due to the fact that there was a decrease in warrants issued to compensate third party consultants for services in 2014.

General and administrative expenses.    These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation and product development.  The decrease from 2013 is attributable to a $195,000 decrease in stock-based compensation in 2014 and during 2013 we recognized a $288,454 impairment expense against our intangibles.

Inflation

Inflation has not had a significant impact in the current or prior periods.

Significant changes in the number of employees

We currently have eight full-time employees. Our President, Chief Executive Officer, President and Acting Chief Financial Officer, Marvin S. Hausman, M.D., our Chief Operating Officer and President Devin Andres (who also serves as President of TNS) have been employees since October 28, 2011.  In addition, William Meyer, is head of Production, Sabrina Jetton, marketing, Daniel Wanvig, investor relations and we have three administrative employees. We utilize a number of part-time employees to manufacture and produce products.  As our operations expand we anticipate the need to hire additional employees, and contract with additional consultants; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

At December 31, 2014, cash totaled $99,462 compared to $36,886 at December 31, 2013.  The primary reasons for the net increase in 2014 are described below.  Our cash is held primarily in general checking accounts.  Working capital deficit was $(502,517) at December 31, 2014, compared to $(1,355,230) at December 31, 2013.  The change in working capital deficit was due primarily to the ability to convert accrued payroll, conversion of current liabilities and other payables into common stock.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Years Ended, December 31,		Change
	2014	2013	$	%
Net cash provided by (used in)
Operating activities	$(680)	$(767)	$87	-11.3%
Investing activities	(45)	(65)	20	-30.8%
Financing activities	788	855	(67)	-7.8%

Operating Activities.    The increase in net cash flows used from operating activities was due primarily to a smaller net loss combined with a reduction of stock-based compensation in the amount of approximately $650,000.

Investing Activities.    The increase in net cash flows used from investing activities was due primarily to an decrease in fixed assets purchased.

Financing Activities.    The decrease in net cash flows from financing activities was due primarily to a reduction in proceeds from the sale of common and preferred stock.

Future Liquidity.    We have a history of incurring net losses and negative operating cash flows.  We are also deploying new technologies and continue to develop commercial products and services.  Based on our cash on hand, income from operations and the degree to which our burn rate can be reduced while continuing operations, management believes it has sufficient funds to remain operational through June 2015.

We expect our revenues to increase dramatically in 2015.  Notwithstanding, we anticipate generating losses in 2015 and therefore we may be unable to continue operations in the future.   In order for us to continue as a going concern and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  We will require additional capital of at least approximately $499,000 plus accrued interest to repay our current notes payable and we intend to raise the monies by undertaking one or more equity private placements.  We may also pursue re-negotiation and re-structuring of the debt.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction in operating costs could jeopardize our ability to launch, market and sell new nutraceutical supplement products necessary to grow and sustain our operations.

Subsequent Events

On January 15, 2015, a creditor converted $15,000 of a promissory note in exchange for 170,068 shares of common stock.

On February 4, 2015, a creditor converted the remaining $27,500 of a promissory note plus $1,700 of accrued interest in exchange for 357,843 shares of common stock.  In conjunction with this conversion, we wrote-off the remaining $11,968 of debt discount to interest expense during first quarter 2015.

On February 19, 2015, a creditor converted $25,000 of a promissory note in exchange for 318,471 shares of common stock.

On February 24, 2015, we paid off the remaining $28,000 of a promissory note.  In addition, we paid $2,171 of accrued interest and $12,329 in a pre-payment penalty in connection with the repayment.  In conjunction with this conversion/pay off, we wrote-off the remaining $19,190 of debt discount to interest expense during first quarter 2015.

On January 9, 2015, we received $20,000 for 100,000 shares of common stock and 20,000 warrants to purchase common stock.  The warrants are exercisable at $0.30 per share.  The term of the warrants are for 5 years and vest immediately.

On January 2, 2015, we received $20,000 for 100,000 shares of common stock and 20,000 warrants to purchase common stock.  The warrants are exercisable at $0.30 per share.  The term of the warrants are for 5 years and vest immediately.

On January 30, 2015, we received $30,000 for 150,000 shares of common stock and 30,000 warrants to purchase common stock at $0.30 per share.  The terms of the warrants are for 5 years and vest immediately.

Going Concern

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products and we have executed an agreement with a distributor that has a nation-wide chain of salons.  At December 31, 2014, we had cash and cash equivalents of $99,462.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through June 2015.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the periods.  We have identified below our accounting policies that we use in arriving at key estimates that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us.  For a detailed discussion on the application of these and our other accounting policies, see Note 2 in Item 8 of this Report.

Inventory

We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost or market, which is based on estimated net realizable value, and include adjustments for estimated obsolete or excess inventory.  These valuations are subject to customer acceptance, planned and actual product changes, demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary.  We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. The amount and timing of write-downs for any period could change if we make different judgments or use different estimates. We also determine whether a provision for obsolete or excess inventory is required for any changes related to market conditions, slow-moving inventory, or obsolete products.

Share-based Compensation

We account for share-based compensation by estimating the fair value of share-based compensation using the Black-Scholes option pricing model on the date of grant.  We utilize assumptions related to stock price volatility, stock option term and forfeiture rates that are based upon both historical factors as well as management's judgment.  Non-cash compensation expense is recognized on a straight-line basis over the applicable requester service period, based on the fair value of such share-based awards on the grant date.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.  Revenue from the sale of products includes shipping and handling revenues.  Shipping and handling costs paid by the Company are included in costs of goods sold.  Allowances for product returns, primarily in connection with one distribution agreement, are provided at the time the sale is recorded.  This accrual is based upon historical return rates for the Company and relevant industry patters, which reflects anticipated returns of unopened product in its original packaging to be received over a period of 120 days following the original sale.  Sales returns have historically average 5% or less of our gross sales.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Entia Biosciences, Inc.
Index to Consolidated Financial Statements
December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Entia Biosciences, Inc.
Sherwood, Oregon

We have audited the accompanying consolidated balance sheets of Entia Biosciences, Inc. and Subsidiary ("the Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entia Biosciences, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 30, 2015

 ENTIA BIOSCIENCES, INC.
 CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

Assets
Current Assets:
Cash	$99,462	$36,886
Accounts receivable, net	243,782	11,197
Inventory, net	95,376	138,941
Interest income receivable	-	3,965
Prepaid expenses	46,107	34,462

Total Current Assets	484,727	225,451

Property and Equipment, net	43,147	62,145

Patents and license, net	342,834	343,498

Total Assets	$870,708	$631,094

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$569,169	$1,157,717
Short-term convertible notes payable, net of discount related-party	9,399	23,427
Short-term convertible notes payable, net of discount	357,646	373,644
Capital lease payable	-	2,105
Notes payable	51,030	23,788

Total Current Liabilities	987,244	1,580,681

Total Liabilities	987,244	1,580,681

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Series A preferred stock, 350,000 shares designated, 200,807 and 281,969 shares issued and outstanding, respectively, aggregate liquidation value of $1,004,035 and $1,409,845 respectively	201	282
Common stock, $0.001 par value, 150,000,000 shares authorized, 15,512,927 and 8,297,645 shares issued and outstanding, respectively.	15,514	8,298
Stock subscription receivable	-	(49,000)
Additional paid-in capital	10,771,035	7,793,760
Deferred compensation	(86,344)	(182,576)
Accumulated deficit	(10,816,942)	(8,520,351)

Total Stockholders' Equity (Deficit)	(116,536)	(949,587)

Total Liabilities and Stockholders' Equity (Deficit)	$870,708	$631,094

 See accompanying notes to the consolidated financial statements.

 ENTIA BIOSCIENCES, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013

REVENUES	$656,342	$314,746

COST OF GOODS SOLD	245,471	131,123

GROSS PROFIT	410,871	183,623

OPERATING EXPENSES
Advertising and promotion	125,728	171,137
Professional fees	156,561	147,469
Consulting fees	400,352	919,710
Impairment of intangible asset	27,080	288,454
General and administrative	1,499,164	1,626,873

Total Operating Expenses	2,208,885	3,153,643

LOSS FROM OPERATIONS	(1,798,014)	(2,970,020)

OTHER INCOME (EXPENSES)
Interest income	-	9,882
Interest expense	(339,709)	(144,689)
Other income (expense)	7,298	-
Loss on write-off of debt discount	(100,000)	-
Loss on conversion of notes payable	(169,187)	-
Gain on settlement of accounts payable	103,021	-

NET LOSS	$(2,296,591)	$(3,104,827)

DEEMED DIVIDEND RELATED TO BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE PREFERRED STOCK	-	(87,600)

NET LOSS PER SHARE ALLOCABLE TO COMMON STOCKHOLDERS	$(2,296,591)	(3,192,427)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.24)	$(0.42)

Weighted common shares outstanding - basic and diluted	9,442,352	7,533,540

 See accompanying notes to the consolidated financial statements.

 ENTIA BIOSCIENCES, INC.
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
 FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

									Total
					Additional		Stock		Stockholders'
	Preferred Stock		Common Stock		Paid	Deferred	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	In Capital	Compensation	Receivable	Deficit	(Deficit)

Balance - December 31, 2012	109,900	$110	7,444,591	$7,444	$5,115,587	$(394,510)	$(49,000)	$(5,327,924)	$(648,293)

Issuance of preferred stock for cash	140,175	140	-	-	700,735	-	-	-	700,875
Issuance of preferred stock for cancellation of debt	3,162	3	-	-	15,747	-	-	-	15,750
Issuance of warrants in connection with convertible notes payable	-	-	-	-	16,400	-	-	-	16,400
Beneficial conversion feature in connection with convertible note payable	-	-	-	-	64,956	-	-	-	64,956
Issuance of preferred stock for conversion of convertible notes payable	23,332	23	-	-	116,629	-	-	-	116,652
Issuance of preferred stock for conversion of accounts payable	30,400	31	-	-	151,970	-	-	-	152,001
Deemed dividend related to beneficial conversion feature of convertible preferred stock	-	-	-	-	87,600	-	-	(87,600)	-
Issuance of common stock for conversion of preferred stock	(25,000)	(25)	250,000	250	(225)	-	-	-	-
Issuance of common stock for conversion of accrued compensation	-	-	273,158	274	129,727	-	-	-	130,001
Stock compensation	-	-	-	-	413,921	-	-	-	413,921
Issuance of common stock for services	-	-	129,896	130	83,270	-	-	-	83,400
Issuance of common stock & warrants for license agreement	-	-	200,000	200	215,329	-	-	-	215,529
Issuance of warrants for services	-	-	-	-	584,108	(584,108)	-	-	-
Issuance of warrants for extension on debt	-	-	-	-	98,006	-	-	-	98,006
Amortization of deferred compensation	-	-	-	-	-	796,042	-	-	796,042
Net loss	-	-	-	-	-	-	-	(3,104,827)	(3,104,827)

Balance - December 31, 2013	281,969	$282	8,297,645	$8,298	$7,793,760	$(182,576)	$(49,000)	$(8,520,351)	$(949,587)

(continued on the next page)

ENTIA BIOSCIENCES, INC.
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
 FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

									Total
					Additional		Stock		Stockholders'
	Preferred Stock		Common Stock		Paid	Deferred	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	In Capital	Compensation	Receivable	Deficit	(Deficit)

Issuance of warrants in connection with convertible notes payable	-	-	-	-	88,600	-	-	-	88,600
Beneficial conversion feature in connection with convertible notes payable	-	-	-	-	188,300	-	-	-	188,300
Issuance of common stock for cash	-	-	525,000	525	224,475	-	-	-	225,000
Issuance of common stock for conversion of preferred stock	(81,162)	(81)	811,620	812	(731)	-	-	-	-
Issuance of common stock and warrants for conversion of convertible debt	-	-	2,633,579	2,634	930,650	-	-	-	933,284
Issuance of common stock for conversion of accounts payable	-	-	344,530	345	132,583	-	-	-	132,928
Issuance of common stock for conversion of accrued salary	-	-	2,592,570	2,592	775,178	-	-	-	777,770
Stock compensation	-	-	-	-	227,570	-	-	-	227,570
Issuance of common stock for future services	-	-	68,283	68	44,182	(44,250)	-	-	-
Issuance of common stock for services	-	-	239,700	240	121,595	-	-	-	121,835
Receipt of stock subscription receivable, less write-off of $9,000	-	-	-	-	-	-	49,000	-	49,000
Issuance of warrants for conversion of accrued salary	-	-	-	-	91,863	-	-	-	91,863
Issuance of warrants for services	-	-	-	-	153,010	(153,010)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	293,492	-	-	293,492
Net loss	-	-	-	-	-	-	-	(2,296,591)	(2,296,591)

Balance - December 31, 2014	200,807	$201	15,512,927	$15,514	$10,771,035	$(86,344)	$-	$(10,816,942)	$(116,536)

See accompanying notes to the consolidated financial statements.

 ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years	For the Years
	Ended	Ended
	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,296,591)	$(3,104,827)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	30,022	-
Depreciation/amortization	38,047	35,990
Gain on settlement of accounts payable	(103,021)	-
Impairment of intangible asset	27,080	288,454
Loss on write-off of debt discount	100,000	-
Amortization of discount on convertible notes	120,387	107,455
Loss on conversion of debt	169,187	-
Stock-based compensation	642,897	1,293,363
Loss on sale of stock subscription receivable	12,965	-
Changes in operating assets and liabilities:
Accounts receivable	(262,607)	(30,725)
Inventory	43,565	(15,808)
Prepaid expenses	31,668	(1,920)
Other current assets	-	118
Accounts payable and accrued expenses	766,117	661,167

NET CASH USED IN OPERATING ACTIVITIES	(680,284)	(766,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,607)	(52,548)
Acquisition of patents and patents pending (net)	(40,857)	(12,056)

NET CASH USED IN INVESTING ACTIVITIES	(45,464)	(64,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, preferred stock and warrants	225,000	700,875
Proceeds from convertible notes payable and notes payable	591,500	151,099
Payment on notes payable, net	(43,176)	(36,832)
Payment on convertible note payable - related party	(40,000)	-
Proceeds from sale of stock subscription receivable	40,000	-
Proceeds from convertible note payable-related party	15,000	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	788,324	855,142

NET CHANGE IN CASH	62,576	23,805

Cash at beginning of period	36,886	13,081

Cash at end of period	$99,462	$36,886

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$843	$1,064

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING AND INVESTING ACTIVITIES:
Stock issued for accounts payable	$132,928	$-
Deemed distribution	$-	$87,600
Conversion of accrued compensation, notes payable and accrued interest to preferred and common stock	$1,711,054	$414,404
Stock & warrant issued for inventory	$-	9,000
Stock & warrant issued for license	$-	$215,529
Issuance of note payable for insurance	$43,313	$-
Issuance of warrants for accrued salary	$91,863	$-
Debt issued for license	$-	$140,000

 See accompanying notes to the consolidated financial statements.

Entia Biosciences, Inc.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1 – ORGANIZATION AND OPERATIONS

We engage in the distribution of organic dietary supplement nutraceutical products in the United States of America.  We are also engaged in the discovery, scientific evaluation and marketing of natural formulations that can be used in medical foods, nutraceuticals, cosmetics and other products developed and sold by Entia and by third parties.

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products and we have executed an agreement with a distributor that has a nation-wide chain of salons.  At December 31, 2014, we had cash and cash equivalents of $99,462.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through June 2015.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).  Material intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements include the accounts of Entia and Total Nutraceutical Solutions, a wholly-owned subsidiary, as of December 31, 2014 and 2013.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We generally consider accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $30,022 and $2,526 at December 31, 2014 and 2013, respectively.

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

We have recorded an impairment on our intangibles in the amount of $27,080 and $288,454 on December 31, 2014 and 2013, respectively.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2014 or 2013, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2014 and 2013.

Revenue recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been performed, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

Revenues from the sale of products, including shipping and handling fees but excluding statutory taxes collected from customers, as applicable, are recognized when shipment has occurred. We sell our products directly to customers and distributors. Persuasive evidence of an arrangement is demonstrated via order and invoice, product delivery is evidenced by a bill of lading from the third party carrier and title transfers upon shipment, the sales price to the customer is fixed upon acceptance of the order and there is no separate sales rebate, discount, or volume incentive.  Allowances for product returns, primarily in connection with one distribution agreement, are provided at the time the sale is recorded.  This allowance is based upon historical return rates for the Company and relevant industry patters, which reflects anticipated returns of unopened product in its original packaging to be received over a period of 120 days following the original sale.

Shipping and handling costs

Amounts charged to customers for shipping products are included in revenues and the related costs are classified in cost of goods sold as incurred.  In 2014 and 2013, we incurred $34,286 and $31,996, respectively, in shipping costs included in cost of goods sold.

Advertising costs

Costs associated with the advertising of our products are expensed as incurred.

Research and development

Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.  These research and development arrangements usually involve one specific research and development project.  We may make non-refundable advances upon signing of these arrangements.  Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized.  Such amounts are recognized as an expense as the related goods are delivered or as the related services are performed.  Management periodically evaluates whether the goods will be delivered or services will be rendered.  If management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment is charged to expense.  Research and development expense was $24,523 and $27,804 in 2014 and 2013, respectively and are classified as general and administrative on the consolidated statements of operations.

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

The tax years that are open to examination are 2011, 2012, 2013 and 2014.

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which are convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for 2014 and 2013. The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Years Ended
	2014	2013
Numerator:
Net loss allocable to common stockholders	$(2,296,591)	$(3,192,427)

Denominator:
Weighted-average common shares outstanding	9,442,352	7,533,540

Basic and diluted net loss per share	$(0.24)	$(0.42)

Common stock warrants	7,111,027	4,058,050
Series A convertible preferred stock	2,008,070	2,819,690
Stock options	2,976,670	2,352,099
Convertible debt including interest	1,317,604	932,332
Excluded dilutive securities	13,413,371	10,162,171

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

NOTE 3 – INVENTORY

Inventory consists of the following at:

	December 31, 2014	December 31, 2013
Raw materials	$202,591	$240,750
Finished goods	43,849	49,255
	246,440	290,005
Less: reserve for excess and obsolete inventory	(151,064)	(151,064)
	$95,376	$138,941

We recorded a reserve adjustment of $0 for excess inventory in 2014 and 2013.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following at:

	December 31, 2014	December 31, 2013
Office equipment	$27,507	$26,284
Production equipment	86,999	83,615
Leasehold improvements	16,328	16,328
	130,834	126,227
Less: accumulated depreciation	(87,687)	(64,082)
	$43,147	$62,145

Depreciation expense was $23,605 and $25,327 for the years ended December 31, 2014 and 2013, respectively.

NOTE 5 – PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  On July 23, 2013, we were issued a patent in the United States.  We have begun amortizing this patent on this date for a period of 15 years.  The amount capitalized is $31,325.  On May 1, 2013, we entered into an exclusive license agreement with Penn State Research Foundation (PSRF) for 15 years to market and sell product under a patent issued to PSRF in the United States.  We incurred a license fee of $150,000 for this agreement and we are amortizing it over the life of the agreement.  In addition, in December 2013, we acquired indefinite-lived intangibles from a customer in exchange for stock and warrants.  Total value of $288,454 for the intangibles were recorded to patents and licenses and are not subject to amortization, but are subject to impairment.  Management has recorded an impairment of $288,454 for year ended 2013.   During 2014, management analyzed our intangibles for possible impairment.  We have recorded for 2014 an impairment in the amount of $27,080.

The licenses are being amortized over an economic useful life of 15-17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	December 31, 2014	December 31, 2013
Licenses and amortizable patents	$207,244	$234,324
Unamortized patents	166,159	125,301
Accumulated amortization	(30,569)	(16,127)
Patents and Licenses, net	$342,834	$343,498

License amortization expense was $14,442 and $10,663 for the years ended December 31, 2014 and 2013, respectively.   Annual aggregate amortization expense for our licenses for each of the next five years through December 31, 2019, is $13,488 per year and for years 2020 and later it is estimated to be $109,235.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses (included with accounts payable) consisted of the following at:

	December 31, 2014	December 31, 2013
Executive compensation	$153,432	$476,368
Other accruals	19,725	60,671
	$173,157	$537,039

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

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following at:

	December 31, 2014	December 31, 2013
Notes payable - current
7.85% unsecured, $781 due monthly	$2,304	$1,964
4.15% unsecured, $2,678 due monthly	-	21,824
4.15% unsecured, $3,436 due monthly	23,726	-
10.00% unsecured, interest only, due on demand	25,000	-
	$51,030	$23,788

	December 31, 2014	December 31, 2013
Convertible notes payable, net
8%, unsecured due on demand (net of discount related to beneficial conversion feature of $0 in 2014 and $49,004 in 2013), convertible into common stock at $0.45 per share. This note was converted into common stock during December 2014.	$-	$263,496
8% secured due on December 26, 2015 (net of discount related to beneficial conversion feature of $7,746 in 2014 and $12,300 in 2013), convertible into preferred stock at $5.00 per share.	42,254	37,700
6% unsecured, convertible into common stock at $2.00 per share, due on demand	50,000	50,000
8% unsecured due August 2014 (net of discount related to beneficial conversion feature of $0 in 2014 and $40,552 in 2013), convertible into common stock at an average price of $0.205 per share This note was converted into 419,355 shares of common stock during August 2014.	-	22,448
10% unsecured due March 2015 (net of discount related to warrants of $2,362 in 2014 and $0 in 2013) convertible price not yet determined	22,638	-
10% unsecured due April 2015 (net of discount related to warrants of $9,800 in 2014 and $0 in 2013) convertible price not yet determined	90,200	-
10% unsecured due April 2015 (net of discount related to warrants of $1,377 in 2014 and $0 in 2013) convertible price not yet determined	8,623	-
8% unsecured due April 2015 (net of discount related to beneficial conversion feature of $11,968 in 2014 and $40,552 in 2013), convertible price not yet determined	30,532	-
8% unsecured due May 2015 (net of discount related to beneficial conversion feature of $19,190 in 2014 and $0 in 2013), convertible price not yet determined	33,810	-
10% unsecured due December 2015 (net of discount related to warrants of $4,620 in 2014 and $0 in 2013) convertible price not yet determined	25,380	-
10% unsecured due December 2015 (net of discount related to warrants of $1,727 in 2014 and $0 in 2013) convertible price not yet determined	8,273	-
10% unsecured due October 2015 (net of discount related to warrants of $1,805 in 2014 and $0 in 2013) convertible price not yet determined	8,195	-
10% unsecured due October 2015 (net of discount related to warrants of $4,512 in 2014 and $0 in 2013) convertible price not yet determined	20,488	-
8% unsecured due September 2015 (net of discount related to beneficial conversion feature of $36,247 in 2014 and $0 in 2013), convertible price not yet determined	17,253	-
	$357,646	$373,644

	December 31, 2014	December 31, 2014
Convertible notes payable, net related party
0% unsecured due March 30, 2014 (net of discount related to beneficial conversion feature of $0 in 2014 and $16,573 in 2013) convertible into common stock at $0.65 per share. This note was paid off on March 31, 2014.	$-	$23,427
0% unsecured due November 2015 (net of discount related to beneficial conversion feature of $2,738 in 2014 and $0 in 2013 and net of discount related to warrants of $2,863 in 2014 and $0 in 2013 and convertible into common stock at $0.30 per share.	$9,399	$-
	$9,399	$23,427

In 2010, we entered into a promissory note for $312,500.  We have been successful at negotiating extensions each year on this note by granting warrants to purchase shares of common stock at various prices.  On December 31, 2014, we were successful in negotiating a conversion of the note plus accrued interest in the amount of $76,427 into 864,282 shares of common stock.  In addition to the stock, we agreed to issue new warrants valued at $374,464.  We also agreed to modify the terms of the existing warrants to the investor.  Original terms of the warrants were an exercise price of $0.45 and a term of five years.  Under the new terms, the exercise price was reduced to $0.01.  We calculated a loss of $164,934 on the conversion of the debt.  This loss is recorded in other income/(expense) on the consolidated statements of operations.

On August 13, 2013, we entered into a promissory note for one year at 8% in the principal amount of $50,000.  The note is convertible into the Series A Preferred stock at $5.00 per share and we granted the creditor warrants to purchase 50,000 shares of Entia’s common stock at $2.00 per share.  This note was due in August 2014 and, on December 26, 2014 we were successful in extending this note through December 2015.  We granted the creditor 50,000 warrants to purchase 50,000 shares of Entia’s common stock at $0.50 per share.  We calculated and posted a discount of $8,450 on the expense related to the warrants.  We will amortize this discount over the life of the note to interest expense.  During 2014, we expensed $704 on this discount.

During first quarter 2014, we entered into a promissory note for $25,000 at 10% interest due on December 30, 2014.  This note is not convertible and is listed with notes payable as a short-term liability on the balance sheet.  This note is currently being negotiated for an extension.

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

During 2014, we entered into the following debenture agreements that accrue interest at 10%, mature between 1 year and eighteen months and grant the investor on a one warrant per dollar basis that are exercisable for 3 years at $1 per share and vest immediately:

o	On October 16, 2014, we entered into two agreements totaling $35,000. We calculated the fair value of the warrants as $7,980.
o	On September 2, 2014, we entered into an agreement for $10,000. We calculated the fair value of the warrants at $2,590.
o	On August 28, 2014, we entered into an agreement for $30,000. We calculated the fair value of the warrants at $7,920.
o	On April 15, 2014, we entered into an agreement for $10,000. We calculated the fair value of the warrants at $4,130,
o	On April 27, 2014, we entered into an agreement for $100,000. We calculated the fair value of the warrants at $39,200, and
o	On March 28, 2014, we entered into an agreement for $25,000. We calculated the fair value of the warrants at $9,450.

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

o	On February 3, 2014, $42,500 due on November 3, 2014,
o	On April 17, 2014, $32,500 due on January 17, 2015,
o	On June 13, 2014, $32,500 due on March 13, 2015,
o	On July 14, 2014, $42,500 due on April 13, 2015,
o	On August 11, 2014, $53,000 due on May 10, 2015, and
o	On December 15, 2014, $53,500 due on September 14, 2015.

On March 25, 2014, we entered into a line of credit arrangement.  The line of credit is $60,000 with an interest rate of prime plus 3.00%, resulting in an interest rate of 6.25% at December 31, 2014.  There are no loan covenants applicable to this line of credit and the amount outstanding as of December 31, 2014 is $16,179.  This is reported as a current liability on the balance sheet.

NOTE 8 – RELATED PARTY TRANSACTIONS

Debt agreements from board member

In December 2013, we entered into a promissory note due on March 31, 2014 at 0% in the principal amount of $40,000 with Dr. Philip Sobol, a member of our board of directors.  The note was paid off on March 31, 2014.

On July 1, 2014, we entered into a promissory note due on October 31, 2014 at 0% in the principal amount of $15,000 with Dr. Philip Sobol, a member of our board of directors.  In conjunction with the note, we granted Dr. Sobol a five year warrant to purchase 15,000 shares of common stock at $0.50 per share and fully vests upon receipt of monies.  We calculated a discount on the granting of the warrants in the amount of $5,445 and expensed this during the third quarter to interest expense.  The note also contained a conversion feature where Dr. Sobol can convert the note into common stock at $0.50 per share.  We calculated and posted a discount related to this conversion feature of $7,545 and amortized it during the third quarter 2014.  During third quarter 2014, we agreed to an extension of the note until November 2015.  In exchange for the extension, we issued a seven year warrant to purchase 15,000 shares of Entia’s common stock at $0.20 per share.  The extension also changed the conversion price on the note from $0.50 per share to $0.30 per share.  We posted a discount related to the new warrants of $3,435 and will amortize this over the life of the loan to interest expense.  In addition, we also calculated the difference in fair value related to the modification of the conversion price.  We calculated a $27 difference and management decided not to post this loss.

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

During 2014, 5 investors converted a total of 81,162 share of Series A Preferred stock for 811,620 shares of common stock.

During 2013, we issued the following:

•	140,175 shares were issued for cash proceeds of $700,875;
•	30,400 shares for conversion of $152,001 of accounts payable; and
•	26,494 shares for conversion of $132,402 of debt and accrued interest.

25,000 shares of the Series A Preferred stock were converted during 2013 into 250,000 shares of our common stock.

Common stock

During 2014, we issued shares of common stock per the following:

•	2,633,579 shares with a value of $933,284 in exchange for conversion of notes payable in the amount of $590,882 and accrued interest of $83,247;
•	811,620 shares were issued from conversion of 81,162 shares of Series A Preferred stock;
•	344,530 shares were issued for settlement of accounts payable in the amount of $132,928;
•	2,592,570 shares were issued in exchange for converting $777,770 of accrued salary to two key employees;
•	68,283 shares were issued with a value of $44,250 for services to be performed in the future;
•	189,700 shares were issued with a value of $100,335 for services rendered;
•	50,000 shares were issued in conjunction with a distributor agreement valued at $21,500. This amount is posted as a reduction in revenues; and
•	525,000 shares were issued for cash with a value of $225,000.

During 2013, we issued shares of common stock per the following:

•	264,158 shares with a value of $125,001 in exchange for accrued payroll by two of our officers;
•	250,000 shares were issued from conversion of 25,000 shares of Series A Preferred stock;
•	53,500 shares with a value of $31,090 to vendors in association with consulting agreements signed in 2013;
•	9,000 shares with a value of $4,320 in association with a consulting agreement signed August 1, 2013;
•	200,000 shares with a value of $124,000 for the purchase of a license agreement; and
•	76,396 shares with a value of $48,893 in association with employment agreements dated 2011 for two officers.

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

	December 31, 2014	December 31, 2013
Expected dividend yield	-	-
Expected stock price volatility	182.94%-216.96%	216.96% - 236.55%
Risk-free interest rate	0.28% - 1.91%	0.95% - 2.47%
Expected term (in years)	3 - 7 years	5 - 10 years
Weighted-average granted date fair value	$0.52	$0.45

A summary of option activity under the stock option plan as of December 31, 2014, and changes during the year then ended is presented below:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number of	Exercise Price	Exercise	Contractual Term	Intrinsic
	Shares	Range	Price	(Years)	Value

Outstanding, December 31, 2012	1,202,099	$0.40 - $1.00	$0.56	7.74	-

Exercisable, December 31, 2012	830,504	$0.40 - $1.00	$0.57	8.19	-

Granted	1,150,000	$0.38 - $0.81	$0.47	8.07	-
Exercised	-	-	$-	-	-
Expired	-	-	$-	-	-

Outstanding, December 31, 2013	2,352,099	$0.38 - $1.00	$0.51	7.90	199,505

Exercisable, December 31, 2013	1,810,344	$0.38 - $1.00	$0.52	7.88	138,707

Granted	624,571	$0.40-$0.75	$0.52	6.49	-
Exercised	-	-	$-	-	-
Expired/Forfeited	110,200	$0.40-$0.50	$0.48	9.51	-

Outstanding, December 31, 2014	2,866,470	$0.30 - $1.00	$0.48	8.96	-

Exercisable, December 31, 2014	2,321,001	$0.38 - $1.00	$0.47	9.50	-

The range of exercise prices for options outstanding under the 2010 Stock Incentive Plan at December 31, 2014 are as follows:

Number of	Exercise
shares	Price
300,000	$0.30
55,000	$0.38
1,176,670	$0.40
30,000	$0.42
20,000	$0.44
10,000	$0.45
731,800	$0.50
160,000	$0.60
15,000	$0.62
120,000	$0.75
10,000	$0.81
200,000	$0.85
38,000	$1.00
2,866,470

At December 31, 2014, the Company had 1,783,530 unissued shares available under the Plan.  Also, at December 31, 2014, the Company had $303,349 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 9 years.

Warrants

Outstanding warrants to purchase common stock are as follows:

Date of Issue	December 31, 2014	Exercise Price	Expiration
December-14	2,183,867	$0.01 - $0.30	12/2019
November-14	1,875	$0.20	11/2021
October-14	636,126	$0.01 - $1.00	10/2017 - 10/2021
September-14	316,208	$0.001 - $1.00	09/2017 - 09/2024
August-14	80,000	$0.50 - $1.00	8/2017 - 8/2019
June-14	15,000	$0.50	06/2019
April-14	110,000	1	04/2017
March-14	38,332	$0.40 - $1.00	03/2017 - 02/2024
January-14	33,943	$0.60 - $0.80	01/2019 - 01/2021
As of December 2013	4,500,896	$0.36 - $10.00	05/2015 - 10/2024
Total	7,916,247
Less:
Expired	805,220
Exercised	-
Total	7,111,027

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.

In determining the fair value of warrants, we employed the following key assumptions:

	December 31, 2014	December 31, 2013
Risk-Free interest rate	0.28% - 2.97%	0.95% - 3.32%
Expected dividend yield	0%	0%
Volatility	182.81% - 222.30%	216.48% - 239.20%
Expected life	3 - 10 years	3 - 10 years

At December 31, 2014 and 2013, the weighted-average Black-Scholes value of warrants granted was $0.39 and $0.45, respectively.

NOTE 10 – INCOME TAXES

For the years ended December 31, 2014, and 2013, we incurred net operating losses and, accordingly, no provision for income taxes has been recorded.   In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.   At December 31, 2014, we had approximately $4,382,132 of net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2026.

The components of our deferred tax assets/liabilities as of December 31, are as follows:

	2014	2013
Deferred tax assets:
Reserves and accruals	$114,000	$188,000
Net operating loss carryforwards	1,472,000	1,149,000
Total deferred tax assets:	1,586,000	1,337,000
Deferred tax liabilities:
Depreciation and amortization	8,000	11,000
Net deferred tax assets before valuation allowance	1,578,000	1,326,000
Less: Valuation allowance	(1,578,000)	(1,326,000)
Net deferred tax assets	$-	$-

For financial reporting purposes, we have incurred a loss in each period since inception. Based on the available objective evidence, including our history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.   Accordingly, we provided for a full valuation allowance against our net deferred tax assets at December 31, 2014, and 2013.  A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended December 31, is as follows:

	2014	2013
Federal Statutory Rate	$(781,000)	$(1,056,000)
Nondeductible expenses	529,000	683,000
Change in allowance on deferred tax assets	(252,000)	(373,000)
	$-	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

On April 4, 2012, the Company entered into a Commercial Lease agreement with Lanz Properties, LLC for 13,081 square feet of office and warehouse space located at 13565 SW Tualatin-Sherwood Road, Suite 800, Sherwood, OR 97140.  The new lease commenced on June 1, 2012 and will terminate on July 31, 2015.  No rent was payable until October 2012.  The base monthly rental rate started at $3,160, increasing to $3,260 in October 2013, and then $3,343 in June 2014.  The Company has straight-lined the full value of the lease agreement over the life of the lease and has recorded this amount monthly.  The amount of rent expense that is above the actual rent amount is recorded as deferred rent and is shown on the balance sheet in current liabilities as part of accounts payable and accrued expenses. The amount recorded for 2014 is $1,279 and $6,555 for 2013.

Future minimum lease payments for all of our facilities amount to $47,988 each year through 2014 and $27,992 for 2015.  Rent expense for the years ended December 31, 2014 and 2013 was $47,988 and $43,497, respectively.

NOTE 12 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

During 2014, approximately 47% of our sales were to 5 customers as compared to approximately 50% during 2013.  Accounts receivable for these customers accounted for 81% and 31% of total accounts receivable at December 31, 2014 and 2013, respectively.

Vendor Concentrations

During 2014, approximately 46% of our purchases were made from 5 vendors as compared to 54% during 2013.  Accounts payable for these vendors accounted for 4% and 1% of total accounts payable at December 31, 2014 and 2013, respectively.

NOTE 13 – SUBSEQUENT EVENTS

On January 15, 2015, a creditor converted $15,000 of a promissory note in exchange for 170,068 shares of common stock.

On February 4, 2015, a creditor converted the remaining $27,500 of a promissory note plus $1,700 of accrued interest in exchange for 357,843 shares of common stock.  In conjunction with this conversion, we wrote-off the remaining $11,968 of debt discount to interest expense during first quarter 2015.

On February 19, 2015, a creditor converted $25,000 of a promissory note in exchange for 318,471 shares of common stock.

On February 24, 2015, we paid off the remaining $28,000 of a promissory note.  In addition, we paid $2,171 of accrued interest and $12,329 in a pre-payment penalty in connection with the repayment.  In conjunction with this conversion/pay off, we wrote-off the remaining $19,190 of debt discount to interest expense during first quarter 2015.

On January 9, 2015, we received $20,000 for 100,000 shares of common stock and 20,000 warrants to purchase common stock.  The warrants are exercisable at $0.30 per share.  The term of the warrants are for 5 years and vest immediately.

On January 2, 2015, we received $20,000 for 100,000 shares of common stock and 20,000 warrants to purchase common stock.  The warrants are exercisable at $0.30 per share.  The term of the warrants are for 5 years and vest immediately.

On January 30, 2015, we received $30,000 for 150,000 shares of common stock and 30,000 warrants to purchase common stock at $0.30 per share.  The terms of the warrants are for 5 years and vest immediately.

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

As of the end of the period covered by this report, December 31, 2014, we initially carried out an evaluation, under the supervision and with the participation of our President (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President and chief financial officer initially concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2014, our President, Chief Executive Officer and Principal Accounting and Financial Officer, Marvin S. Hausman, M.D., assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) inadequate control over contracts and commitments.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Principal Accounting and Financial Officer, Marvin S. Hausman, M.D., in connection with the review of our financial statements as of December 31, 2014.  These material weaknesses were also identified in our annual evaluation as of December 31, 2013.

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

Name	Age	Position

Marvin S. Hausman, MD	73	Chief Executive Officer and Chairman since August 28, 2008, Acting Principal Accounting and Financial Officer

Elliot L. Shelton, Esq.	65	Secretary, Director since August 28, 2008.

Devin Andres	39	Vice President for Marketing and Sales since October 22, 2010 Chief Operating Officer since March 12, 2013

Philip A. Sobol, MD	60	Director since August 28, 2008.

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

Biography of Devin Andres, Chief Operating Officer and President of Total Nutraceutical Solutions, Inc.

Devin Andres was appointed Chief Operating Officer on March 12, 2013.  Devin Andres has been compensated as a consultant to Entia from January 1, 2010 until October 28, 2011 at which time he committed to an employment agreement related to managing the day-to-day operations, developing and integrating core business processes, building market position for Entia through product, brand and channel development as well as locating, developing, and defining strategic business positions that maximize opportunities for Entia and Entia products.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors concerning the fiscal year ended December 31, 2014, the following officers and directors failed to timely to report changes in ownership:   Dr. Hausman failed to timely file a Form 4 reporting his acquisition of shares of common stock on September 25, 2014, but later reported the acquisition in a Form 4 on November 12, 2014.  Devin Andres failed to timely file a Form 4 reporting his acquisition of shares of common stock on September 25, 2014, but later reported the acquisition in a Form 4 on November 12, 2014.  Marvin Hausman also failed to timely file a Form 4 reporting his acquisition of incentive stock options, but later reported the acquisitions in a Form 5 on February 17, 2015.   Devin Andres failed to timely file a Form 4 reporting his acquisition of incentive stock options, but later reported the acquisitions in a Form 5 on February 17, 2015.

Code of Ethics

We have not adopted a Code of Ethics for the Board nor any salaried employees.

Audit Committee and Financial Expert

We do not have an Audit Committee; our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. We do not currently have a written audit committee charter.

We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations and financial experience of our officers, we believe the services of a financial expert are not warranted.

Item 11.  Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended December 31, 2014 and 2013 for our Chief Executive Officer who is also our Acting Chief Financial Officer, who was appointed on August 28, 2008 and Devin Andres, our Chief Operating Officer, who was appointed March 12, 2013 (our “Named Executive Officers”).  We did not have any other executive officers during the fiscal years ended December 31, 2014 and 2013 who received compensation in excess of $100,000.

Summary Compensation Table

								Non-
								Qualified
							Non-Equity	Deferred
Name and					Stock	Option	Incentive Plan	Compensation	All other
Principal		Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation
Position	Year	($)		($)	($)	($)	($)	($)	($)		($)
Marvin
Hausman
CEO, Dir	2014	$350,000	1	$-	$-	$70,817	$-	$-	$25,428	2	$446,245

Marvin
Hausman
CEO, Dir	2013	$308,333	3	$-		$79,814	$-	$-	$187,212	4	$575,359

Devin
Andres
COO, Pres	2014	$175,000	5	$-	$-	$19,424	$-	$-	$49,990	6	$244,414

Devin
Andres
COO, VP	2013	$175,000	7	$-	$-	$69,036	$-	$-	$63,109	8	$307,145

(1)  $19,046 of this salary was paid during 2014 with cash while $250,211 was paid in stock.  There is currently $80,743 of salary accrued at the end of 2014.  Under the terms of the Employment Agreement dated October 28, 2011, after the third year of the agreement, there are no more increases to the base salary paid.  No new agreement has been entered into between Dr. Hausman and Entia.
(2)  All other compensation for 2014 is the reimbursement of personally paid travel expenses for corporate purposes.
(3)  $30,221 of this salary was paid during 2013 and the remaining $278,112 was accrued.  $224,811 was accrued between January and October 2013 under the terms of the Employment Agreement dated October 28, 2011, while the remaining $53,301 represented compensation for the months of November and December at $29,167 per month pursuant to the increase in the cash salary in the third year of the Employment Agreement from $300,000 to $350,000 per year.
(4)  All other compensation for 2013 includes the value of warrants vested from employment agreement valued at $164,162 and reimbursement for travel expenses of $23,050.
(5)  $91,638 of this salary was paid during 2014 in cash.  $65,268 was paid in stock and there is currently $18,094 of salary accrued at the end of 2014.  Under the terms of the Employment Agreement dated October 28, 2011, there are no increases to the base salary paid.  No new agreement has been entered into between Mr. Andres and Entia
(6)  All other compensation for 2014 is reimbursement of travel expenses for corporate purposes.
(7)  $86,687 of the salary was paid during 2013, $63,836 was accrued and $24,477 was paid in common stock.
(8)  All other compensation for 2013 includes the value of warrants vested from employment agreement.  The warrants were valued at $59,860 and the remaining $3,249 is from reimbursements of travel expenses.

We have an employment agreement with Marvin S. Hausman, M.D., our Named Executive Officer, dated October 28, 2011 pursuant to which Dr. Hausman was to be compensated as follows:  (1)  a base salary of $250,000 of which $120,000 was to be paid in cash and the remaining $130,000 to be paid in the form of $30,000 in common stock in four equal quarterly installments at $0.36 per share, and the first installment of 20,835 shares was issued on October 28, 2011, an option to purchase 138,900 shares at $0.47 per share, and a ten year warrant to purchase 138,900 shares at $0.36 per share; (2) as a retention incentive, a warrant to purchase 500,000 shares at $0.55 per share that vests monthly over three years, and (3) an annual bonus which Dr. Hausman may be awarded at the discretion of the board of directors based on his performance and the financial condition of the corporation.  Dr. Hausman will also receive employee benefits, including family health and dental insurance coverage and short and long term disability insurance coverage.  In addition, Dr. Hausman was issued 834,233 shares of common stock in lieu of cash for accrued consulting fees due to Dr. Hausman and out of pocket expenses incurred in the aggregate amount of $300,300.  The employment agreement is for a one year term automatically extending for additional one-year terms until terminated by either party.  The term of the agreement shall end immediately upon Dr. Hausman’s death, or upon his termination for cause, disability or his resignation for good reason.  In the case of Dr. Hausman’s death, all compensation under the agreement shall cease.  Entia or Dr. Hausman may elect not to renew the employment agreement by giving at least 60 days written notice prior to the termination date of the current term.  Upon termination for cause by Entia, after a cure period of at least 10 days, all compensation shall cease and all unvested equity compensation shall expire.  In the event Dr. Hausman terminates his relationship with Entia for “Good Reason,” as defined in the Employment Agreement, within six months of the occurrence of the event which established the “Good Reason,” or for “Good Reason” within six months of a change of control, Dr. Hausman shall receive an amount equal to 12 months of base salary for the then current term.  In September, 2014, in consideration of converting all of his then accrued salary into stock, the Company extended all stock option and warrant agreements by 3 years and changed the exercise price on all stock options and warrant agreements to $0.40, unless the exercise price was already lower.

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

We have an employment agreement with Devin Andres, our President and Chief Operating Officer, dated October 28, 2011 pursuant to which Mr. Andres was to be compensated as follows:  (1)  a base salary of $175,000 of which $72,000 was to be paid in cash and the remaining $103,000 to be paid in the form of $6,250 in common stock in four equal quarterly installments at $0.36 per share, and the first installment of 17,363 shares was issued on October 28, 2011, an option to purchase 108,342 shares at $0.47 per share, and a ten year warrant to purchase 108,347 shares at $0.36 per share; (2) as a retention incentive, a warrant to purchase 350,000 shares at $0.55 per share that vests monthly over three years, and (3) an annual bonus which Mr. Andres may be awarded at the discretion of the board of directors based on his performance and the financial condition of the corporation.  Mr. Andres will also receive employee benefits, including family health and dental insurance coverage and short and long term disability insurance coverage.  The employment agreement is for a one year term automatically extending for additional one-year terms until terminated by either party.  The term of the agreement shall end immediately upon Mr. Andres’ death, or upon his termination for cause, disability or his resignation for good reason.  In the case of Mr. Andres’ death, all compensation under the agreement shall cease.  Entia or Mr. Andres may elect not to renew the employment agreement by giving at least 90 days written notice prior to the termination date of the current term.  Upon termination for cause by Entia, after a cure period of at least 10 days, all compensation shall cease and all unvested equity compensation shall expire.  In the event Mr. Andres terminates his relationship with Entia for “Good Reason,” as defined in the Employment Agreement, within six months of the occurrence of the event which established the “Good Reason,” or for “Good Reason” within six months of a change of control, Mr. Andres shall receive an amount equal to 12 months of base salary for the then current term.  In September, 2014, in consideration of converting all of his then accrued salary into stock, the Company extended all stock option and warrant agreements by 3 years and changed the exercise price on all stock options and warrant agreements to $0.40, unless the exercise price was already lower.

Minimal compensation has been actually paid in correlation with his total salary.  His unpaid compensation is being accrued and is shown on the balance sheet as a current liability in accrued expenses.  All stock attributable to the employment agreement dated October 28, 2011 has been issued.

Stock Option Grants

On September 29, 2014, Dr. Hausman was granted 175,000 7-year stock options at $0.40 per share vesting equally over 7 months.  At the same time, Dr. Hausman’s option price the June 2013 options were modified to $0.40 per share.  On June 21, 2013, Dr. Hausman was granted 200,000 7-year stock options at $0.45 per share vesting immediately.

On February 20, 2013, Mr. Andres was granted 25,000 8-year stock options at $0.38 per share vesting immediately.  On June 21, 2013, Mr. Andres was granted 150,000 10-year stock options at $0.40 per share vesting immediately.  On September 29, 2014, Mr. Andres was granted 47,999 7-year stock options at $0.40 per share vesting equally over 7 months.

Outstanding Equity Awards at Fiscal Year-Ending December 31, 2014:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price $	Option Expiration Date	Number of Shares or Units Stock That Have Not Vested	Market Value of Shares Or Units that Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, Or Other Rights That Have Not Vested ($)
(a)	(b)	( c)	(d)	( e)	(f)	(g)	(h)	(i)	(j)

Dr. Marvin S. Hausman	138,900	-	-	$0.40	10/27/2024	-	-	-	-

Dr. Marvin S. Hausman	200,000	-	-	$0.40	6/20/2023	-	-	-	-

Dr. Marvin S. Hausman	175,000	-	-	$0.40	9/28/2021	100,000	21,000	-	-

Devin Andres	25,000	-	-	$0.38	2/20/2021	-	-	-	-

Devin Andres	150,000	-	-	$0.40	6/20/2023	-	-	-	-
							-
Devin Andres	47,999	-	-	$0.40	9/28/2021	27,428	5,760	-	-

Potential Payments Upon Termination or Change in Control

Marvin Hausman, M.D.

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

Upon Entia’s final termination of the term for “Cause”, all compensation due to Dr. Hausman under his Employment Agreement will cease.  Moreover, any unvested and unexercised portions of the warrants issued initially with the Employment Agreement and the stock option grants to Dr. Hausman by Entia shall expire upon such termination.

Devin Andres

Pursuant to his employment agreement dated October 28, 2011, Devin Andres would receive the following compensation following his resignation, retirement, or other termination of employment or following a change in control.

Upon termination within one year after a change of control Devin Andres shall receive payment of 12 months of his base salary, full vesting of his equity awards.

In the event Devin Andres terminates his relationship with Entia for “Good Reason” within six months of the occurrence of the event which established the “Good Reason,” or for “Good Reason” within six months of a change of control, Devin Andres shall receive an amount equal to 12 months of base salary for the then current term.

Upon Entia’s final termination of the term for “Cause”, all compensation due to Devin Andres under his Employment Agreement will cease. Moreover, any unvested and unexercised portions of the warrants issued initially with the Employment Agreement and the stock option grants to Devin Andres by Entia shall expire upon such termination.

We have not entered into any other compensatory plans or arrangements with respect to our named executive officers, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries.

Director Compensation

					Non-Equity
		Fees earned			Incentive	All
		or Paid in	Stock	Option	Plan	Other
		Cash	Awards	Awards	Compensation	Compensation		Total
Name	Year	($)	($)	($)	($)	($)		($)

Elliot Shelton	2014	$-	$-	$-	$-			$-
Philip Sobol	2014	$-	$-	$-	$-	$13,009	1	$13,009

Elliot Shelton	2013	$-	$-	$-	$-	$59,860		$59,860
Philip Sobol	2013	$-	$-	$-	$-	$83,757		$83,757

(1)	All other compensation includes value of warrants granted and vested during 2014. 15,000 warrants were granted as part of an extension of a promissory note entered into with Entia.

We did not pay our directors any cash compensation during fiscal years ending December 31, 2014, and December 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on March 31, 2015 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors. The percentage of beneficial ownership for the following table is based on 8,297,645 shares of common stock outstanding

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2014 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Entia Biosciences, Inc.’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Marvin S. Hausman, M.D., CEO & Dir. (2)	6,019,119 shares	33.6%
Devin Andres, COO (3)	1,550,171 shares	9.1%
Phil A. Sobol, M.D., Director (4)	1,010,341 shares	6.0%
Elliot L. Shelton, Esq., Secretary, Director (5)	476,250 shares	2.9%
Total Officers and Directors	9,046,794 shares	45.0%

(1) These percentage figures are based upon 16,040,838 shares of our common stock outstanding as of February 8, 2015.  Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(2) Marvin Hausman’s holdings include 4,157,200 shares of common stock, 14,625 shares of preferred stock that converts to 10 shares of common per preferred at $5.00 per share, a non-statutory stock option to purchase 138,900 shares at $0.40 per share issued on October 28, 2011, a non-statutory stock option to purchase 200,000 shares at $0.40 per share issued on June 21, 2013, a non-statutory stock option to purchase 175,000 shares at $0.40 per share issued on September 29, 2014, an eight year warrant to purchase 25,000 shares at $0.40 per share, a thirteen year warrant to purchase 138,900 shares at $0.36 per share issued on October 28, 2011, a thirteen year warrant to purchase 500,000 shares exercisable at $0.40 per share issued on October 28, 2011, an eight year warrant to purchase 100,000 shares at $0.40 per share issued on December 20, 2011 in conjunction with extending a convertible note payable, a ten year warrant to purchase 400,000 shares at $0.40 issued on June 21, 2013 and a six year warrant to purchase 7,313 shares at $0.40 issued on October 16, 2013.  Dr. Hausman’s holdings of 6,019,119 fully diluted shares also include 350,000 common shares owned by Northwest Medical Research Partners Inc., which is controlled by Marvin S. Hausman, M.D. and 66,667 of 100,000 shares owned by MSH Ventures, Inc., in which Dr. Hausman has an equity interest of 66.66%.  This number does not include 154,400 shares of common stock owned by the adult children of Marvin S. Hausman, M.D.

(3) Devin Andres’ holdings include 621,671 shares of common stock, an eight year warrant to purchase 5,000 shares of common stock at $0.40 per share, a thirteen year warrant to purchase 108,342 shares at $0.36 per share issued on October 28, 2011, a thirteen year warrant to purchase 350,000 shares exercisable at $0.40 per share issued on October 28, 2011, a ten year warrant to purchase 150,000 shares at $0.40 issued on June 21, 2013, a non-statutory stock option to purchase 108,342 shares at $0.40 per share issued on October 28, 2011, a non-statutory stock option to purchase 5,000 shares at $0.40 per share issued on June 29, 2011, a non-statutory stock option to purchase 25,000 shares at $0.38 per share issued on February 20, 2013, a non-statutory stock option to purchase 150,000 shares at $0.40 per share issued on June 21, 2013 and a non-statutory stock option to purchase 47,999 shares at $0.40 per share issued on September 29, 2014.

(4) Phil Sobol’s holdings include 81,667 shares of common stock, 19,338 shares of preferred stock that converts to 10 shares of common per preferred at $5.00 per share, an eight year warrant to purchase 25,000 shares at $0.40 per share, a ten year warrant to purchase 100,000 shares at $0.60 per share granted on December 20, 2011, a five year warrant to purchase 150,000 shares at $0.55 granted on May 17, 2012, a five year warrant to purchase 100,000 out of 150,000 shares at $0.40 per share issued on June 29, a five year warrant to purchase 10,000 shares at $0.45 issued on July 1, 2013, a seven year warrant to purchase 150,000 at $0.45 issued on June 21, 2013, a three year warrant to purchase 9,669 shares at $1.00 share issued on October 16, 2013, a seven year warrant to purchase 20,000 shares at $0.65 issued on December 13, 2013, a five year warrant to purchase 15,000 shares at $0.30, a seven year warrant to purchase 5,625 vested shares out of 15,000 shares at $0.20 pursuant to a promissory note and a non-statutory stock option to purchase 100,000 shares at $0.85 issued on January 24, 2011.  Dr. Sobol also has 50,000 shares of stock that can be converted pursuant to an extension of a promissory note entered into during November 2014.

(5) Elliot Shelton’s holdings include 126,250 shares of common stock, 100,000 shares of common stock issuable upon exercise of vested non-statutory stock options exercisable at $0.85 per share granted on January 24, 2011, a five year warrant to purchase 100,000 out of 150,000 at $0.40 issued on June 29, 2012 and a seven year warrant to purchase 150,000 shares at $0.45 granted on June 21, 2013.

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

On November 3, 2014 Entia entered into an Promissory Note Extension agreement with Philip Sobol, M.D., a director of Entia, under which the Promissory Note issued on July 1, 2014 in the principal amount of $15,000 with no interest maturing on October 31, 2014 and convertible into common stock at $0.50 per share was modified to extend the maturity date to November 3, 2015 and reduce the conversion rate of the Note from $0.50 per share to $0.30 per share.  In return for the extension, Entia agreed to issue Dr. Sobol a seven year warrant to purchase 15,000 shares of common stock exercisable at $0.20 per share and to reduce the exercise price from $0.50 to $0.30 per share the five year warrant to purchase 15,000 shares of common stock issued to Dr. Sobol on June 30, 2014 in conjunction with the original promissory note.

On September 25, 2014 Marvin S. Hausman, our CEO, Acting CFO and Chairman of Entia Biosciences, Inc., elected to convert $648,879 of accrued salary pursuant to his employment agreement into 2,162,930 shares of common stock at $0.30 per share.

On September 25, 2014 Devin Andres, COO of Entia Biosciences, Inc., elected to convert $128,892 accrued salary pursuant to his employment agreement into 429,640 shares of common stock at $0.30 per share.

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

Item 14.  Principal Accounting Fees and Services.

Our auditors, Peterson Sullivan LLP, were appointed in March 2011 and audited our financial statements for the fiscal years ended December 31, 2014 and December 31, 2013 and reviewed our quarterly reports for our fiscal year ended December 31, 2014 and 2013.  Aggregate fees billed to us by Peterson Sullivan LLP for the 2014 and 2013 audit and review of our quarterly reports in 2014 were as follows:

	For the Years Ended December 31,
	2014	2013
Fee Category
Audit fees (1)	$50,906	$41,339
Tax Fees	-	-
All other fees	-	-
Total Fees	$50,906	$41,339

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)               1.  Financial Statements

The financial statements listed below are filed in Item 8 of Part II of this Form 10-K above:

Consolidated Balance Sheets at December 31, 2014 and December 31, 2013	25
Consolidated Statements of Operations for the Years ended December 31, 2014 and 2013	26
Consolidated Statement of Stockholders’ Equity (Deficit) for the Years ended December 31, 2014 and 2013	27-28
Consolidated Statements of Cash Flows for the for the Year ended December 31, 2014 and 2013	29

2. Financial Statement Schedules

Not Applicable

3.  Exhibits specified by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Registrant		8-K	3.1	10/29/2010

3.2	Amended and Restated Bylaws of Registrant		8-K	3.2	09/22/2010

3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008

10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008

10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008

10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008

10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009

10.5	Form of Securities Purchase Agreement		8-K	10.1	09/21/2009

10.6	$50,000 Promissory Note between Entia and Marvin S. Hausman, M.D. and Philip Sobol dated December 30, 2009		8-K	10.1	12/31/2010

10.9	$50,000 Promissory Note between Entia and Mark C. Wolf dated February 18, 2010		10-K	10.9	4/15/2010

10.10	Profit Sharing Agreement between Entia, American Charter & Marketing LLC, and Delta Group Investments, Limited dated March 26, 2010		10-K	10.10	4/15/2010

10.11	Form of Common Stock and Warrant Agreement 2010		8-K	10.1	12/20/2010

10.12	$312,500 Promissory Note between Entia and Delta Group Investments Limited dated January 21, 2011		8-K	10.2	2/22/2010

10.13	Termination of Profit Sharing Agreement dated February 21, 2011		8-K	10.1	2/22/2011

10.14	Lease Agreement between Entia and Sherwood Venture LLC dated March 15, 2011		8-K	10.1	4/6/2011

10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010

10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010

10.17	Form of Debenture 2014			10.17

10.18	Common Stock and Warrant Agreement between Entia Biosciences, Inc. and Michael Budagher dated October 15, 2014.			10.18

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon on this 30th day of March, 2015.

ENTIA BIOSCIENCES, INC.

By:	/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D. Chief Executive Officer, Chairman of the Board (Principal Executive Officer) (Principal Financial and Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 30th day of March, 2015.

Signature	Title

/s/ Marvin S. Hausman, M.D.	Chief Executive Officer, Chairman of the Board, Director
Marvin Hausman, M.D.	(Principal Executive Officer)
(Principal Financial and Accounting Officer)

/s/ Philip A. Sobol, M.D.	Director
Philip A. Sobol, M.D.

/s/ Elliot L. Shelton, Esq.	Director
Elliot A. Shelton, Esq.