Form 10-Q
period 2015-03-31
Entia Biosciences, Inc.
filed 2015-05-15
CIK 1408299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission File Number:  000-52864

Entia Biosciences, Inc.
 (Exact name of Registrant as specified in its charter)

Nevada	26-0561199
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

13565 SW Tualatin-Sherwood Rd #800, Sherwood, OR 97140
 (Address of principal executive offices)

(509) 427-5132
 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On May 15, 2015, 23,327,809 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

 ENTIA BIOSCIENCES, INC.
 CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2015	December 31, 2014

Assets
Current Assets:
Cash	$179,149	$99,462
Accounts receivable, net	14,000	243,782
Inventory, net	121,300	95,376
Prepaid expenses	33,141	46,107
Other current assets	3,897	-

Total Current Assets	351,487	484,727

Property and Equipment, net	37,711	43,147

Patents and license, net	347,417	342,834

Total Assets	$736,615	$870,708

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$675,586	$569,169
Short-term convertible notes payable, net of discount related-party	11,080	9,399
Short-term convertible notes payable, net of discount	326,027	357,646
Notes payable	42,577	51,030

Total Current Liabilities	1,055,270	987,244

Total Liabilities	1,055,270	987,244

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Series A preferred stock, 350,000 shares designated, 200,807 and 200,807 shares issued and outstanding, respectively, aggregate liquidation value of $1,004,035 and $1,004,035 respectively	201	201
Common stock, $0.001 par value, 150,000,000 shares authorized, 16,872,809 and 15,512,927 shares issued and outstanding, respectively.	16,874	15,514
Additional paid-in capital	11,076,859	10,771,035
Deferred compensation	(75,138)	(86,344)
Accumulated deficit	(11,337,451)	(10,816,942)

Total Stockholders' Equity (Deficit)	(318,655)	(116,536)

Total Liabilities and Stockholders' Equity (Deficit)	$736,615	$870,708

 See accompanying notes to the consolidated financial statements.

 ENTIA BIOSCIENCES, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014

REVENUES	$102,329	$162,568

COST OF GOODS SOLD	31,625	59,822

GROSS PROFIT	70,704	102,746

OPERATING EXPENSES
Advertising and promotion	33,671	21,950
Professional fees	53,354	48,761
Consulting fees	63,835	102,529
General and administrative	380,657	374,209

Total Operating Expenses	531,517	547,449

LOSS FROM OPERATIONS	(460,813)	(444,703)

OTHER INCOME (EXPENSES)
Interest expense	(97,261)	(77,718)
Other income (expense)	37,565	(12,967)

NET LOSS	$(520,509)	$(535,388)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.05)	$(0.06)

Weighted common shares outstanding - basic and diluted	10,272,422	8,327,196

 See accompanying notes to the consolidated financial statements.

 ENTIA BIOSCIENCES, INC.
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
 FOR THE PERIOD ENDED DECEMBER 31, 2014 and
 FOR THE INTERIM PERIOD ENDED MARCH 31, 2015
 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Deferred	Stock Subscriptions	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Deficit	(Deficit)

Balance - December 31, 2014	200,807	$201	15,512,927	$15,514	$10,771,035	$(86,344)	$-	$(10,816,942)	$(116,536)

Issuance of warrants in connection with convertible notes payable	-	-	-	-	6,850	-	-	-	6,850
Issuance of common stock for cash	-	-	430,000	430	84,575	-	-	-	85,005
Issuance of common stock for conversion of convertible debt	-	-	846,382	846	68,354	-	-	-	69,200
Issuance of common stock for conversion of accounts payable	-	-	55,500	56	11,044	-	-	-	11,100
Stock compensation	-	-	-	-	80,158	-	-	-	80,158
Issuance of common stock for services	-	-	28,000	28	10,355	-	-	-	10,383
Issuance of warrants for services	-	-	-	-	36,597	(36,597)	-	-	-
Issuance of warrants in connection with sales agreement	-	-	-	-	7,891	-	-	-	7,891
Amortization of deferred compensation	-	-	-	-	-	47,803	-	-	47,803
Net loss	-	-	-	-	-	-	-	(520,509)	(520,509)

Balance - March 31, 2015	200,807	$201	16,872,809	$16,874	$11,076,859	$(75,138)	$-	$(11,337,451)	$(318,655)

 See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(520,509)	$(535,388)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation/amortization	8,807	9,786
Loss on write-off of debt discount	23,321	-
Amortization of discount on convertible notes	42,241	67,142
Stock-based compensation	146,235	161,140
Loss on sale of stock subscription receivable	-	12,965
Changes in operating assets and liabilities:
Accounts receivable	229,782	(24,991)
Inventory	(25,924)	11,473
Prepaid expenses	15,993	10,611
Other current assets	(3,897)	(920)
Accounts payable and accrued expenses	98,067	196,460

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	14,116	(91,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of patents and patents pending (net)	(7,954)	(3,781)

NET CASH USED IN INVESTING ACTIVITIES	(7,954)	(3,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	85,005	-
Proceeds from convertible notes payable and notes payable	50,000	92,000
Payment on notes payable	(61,480)	(10,239)
Payment on convertible note payable - related party	-	(40,000)
Proceeds from sale of stock subscription receivable	-	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	73,525	81,761

NET CHANGE IN CASH	79,687	(13,742)

Cash at beginning of period	99,462	36,886

Cash at end of period	$179,149	$23,144

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$16,641	$758

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING AND INVESTING ACTIVITIES:
Stock issued for accounts payable	$11,100	$4,501
Conversion of convertible notes payable and accrued interest to common stock	$69,200	$-
Stock issued for services	$10,355	$39,556
Common stock issued for future services	$-	$44,250

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

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At March 31, 2015, we had cash and cash equivalents of $179,149.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash flows will be sufficient to meet our cash requirements through September 2015.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated unaudited interim financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We generally consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $5,736 and $30,022 at March 31, 2015 and December 31, 2014, respectively.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2015 or December 31, 2014, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2015 and March 31, 2014.

Revenue recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been performed, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

Revenues from the sale of products, including shipping and handling fees but excluding statutory taxes collected from customers, as applicable, are recognized when shipment has occurred. We sell our products directly to customers. Persuasive evidence of an arrangement is demonstrated via order and invoice, product delivery is evidenced by a bill of lading from the third party carrier and title transfers upon shipment, the sales price to the customer is fixed upon acceptance of the order and there is no separate sales rebate, discount, or volume incentive.  Allowances for product returns, primarily in connection with one distribution agreement, are provided at the time the sale is recorded.  This allowance is based upon historical return rates for the Company and relevant industry patterns, which reflects anticipated returns of unopened product in its original packaging to be received over a period of 120 days following the original sale.

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

We did not record an income tax provision for the three months ended March 31, 2015 and 2014 as we had a net taxable loss (the benefit of which was fully reserved) in the periods.

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which is convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for three months ended March 31, 2015 and 2014.   The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(520,509)	$(535,388)

Denominator:
Weighted-average common shares outstanding	10,272,422	8,327,196

Basic and diluted net loss per share	$(0.05)	$(0.06)

Common stock warrants	7,402,010	4,202,818
Series A convertible preferred stock	2,008,070	2,819,690
Stock options	2,866,470	2,192,099
Convertible debt including interest	542,892	885,557
Excluded dilutive securities	12,819,442	10,100,164

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

NOTE 3 – INVENTORY

           Inventory consists of the following at:

	March 31, 2015	December 31, 2014
Raw materials	$212,838	$202,591
Finished goods	59,526	43,849
	272,364	246,440
Less: reserve for excess and obsolete inventory	(151,064)	(151,064)
	$121,300	$95,376

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following at:

	March 31, 2015	December 31, 2014
Office equipment	$27,507	$27,507
Production equipment	86,999	86,999
Leasehold improvements	16,328	16,328
	130,834	130,834
Less: accumulated depreciation	(93,123)	(87,687)
	$37,711	$43,147

NOTE 5 – PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  Patent and license amortization is $3,370 and $3,849 for the three months ended March 31, 2015 and 2014, respectively.

The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	March 31, 2015	December 31, 2014
Licenses and amortizable patents	$207,244	$207,244
Unamortized patents	174,112	166,159
Accumulated amortization	(33,939)	(30,569)
Patents and Licenses, net	$347,417	$342,834

NOTE 6 – ACCRUED EXPENSES

Accrued expenses (included with accounts payable) consists of the following at:

	March 31, 2015	December 31, 2014
Executive compensation	$268,233	$153,432
Other accruals	32,686	19,725
	$300,919	$173,157

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2015	December 31, 2014
Notes payable - current
7.85% unsecured, $473 due monthly	$922	$2,304
7.85% unsecured, $314 due monthly	3,027	-
4.15% unsecured, $3,436 due monthly	13,628	23,726
10.00% unsecured, interest only, due on demand	25,000	25,000
	$42,577	$51,030

	March 31, 2015	December 31, 2014
Convertible notes payable, net
8% secured due on December 26, 2015 (net of discount related to beneficial conversion feature of $5,633 in 2015 and $7,746 in 2014), convertible into preferred stock at $5.00 per share.	$44,367	$42,254
6% unsecured, convertible into common stock at $2.00 per share, due on demand	50,000	50,000
10% unsecured due March 2015 (net of discount related to warrants of $0 in 2015 and $2,362 in 2014) convertible price not yet determined. Currently being negotiated for conversion.	25,000	22,638
10% unsecured due April 2015 (net of discount related to warrants of $0 in 2015 and $9,800 in 2014) convertible price not yet determined. Currently being negotiated for conversion.	100,000	90,200
10% unsecured due April 2015 (net of discount related to warrants of $344 in 2015 and $1,377 in 2014) convertible price not yet determined. Paid in full in April 2015.	9,656	8,623
8% unsecured due April 2015 (net of discount related to beneficial conversion feature of $0 in 2015 and $11,968 in 2014), This note was converted into 527,911 shares of common stock during first quarter 2015.	-	30,532
8% unsecured due May 2015 (net of discount related to beneficial conversion feature of $0 in 2015 and $19,190 in 2014), $25,000 of this note was converted into 318,471 shares of common stock while the remaining $28,000 was repaid in cash during first quarter 2015.	-	33,810
10% unsecured due December 2015 (net of discount related to warrants of $2,640 and $4,620 in 2014) convertible price not yet determined	27,360	25,380
10% unsecured due December 2015 (net of discount related to warrants of $1,079 in 2015 and $1,727 in 2014) convertible price not yet determined	8,921	8,273
10% unsecured due October 2015 (net of discount related to warrants of $1,235 in 2015 and $1,805 in 2014) convertible price not yet determined	8,765	8,195
10% unsecured due October 2015 (net of discount related to warrants of $3,088 in 2015 and $4,512 in 2014) convertible price not yet determined	21,912	20,488
8% unsecured due September 2015 (net of discount related to beneficial conversion feature of $23,454 in 2015 and $36,247 in 2014), convertible price not yet determined	30,046	17,253
	$326,027	$357,646

	March 31, 2015	December 31, 2014
Convertible notes payable, net related party

0% unsecured due November 2015 (net of discount related to beneficial conversion feature of $1,916 in 2015 and $2,738 in 2014 and net of discount related to warrants of $2,004 in 2015 and $2,863 in 2014 and convertible into common stock at $0.30 per share.	$11,080	$9,399
	$11,080	$9,399

On March 11, 2015, we entered into a promissory note for $50,000 at 10% interest due on or before May 15, 2015.  The note had a stated original issue discount of $3,000 and we granted a 3 year warrant to purchase 50,000 shares of common stock at $0.10 per share vesting.  We calculated a discount related to the fair value of the warrants of $6,850.  This note was paid in full on March 30, 2015.  We recognized the $6,850 in interest expense along with the original issue discount during the first quarter 2015.

During first quarter 2014, we entered into a promissory note for $25,000 at 10% interest due on December 30, 2014.  During fourth quarter 2014, we successfully extended this note until January 31, 2016.  This note is not convertible and is listed with notes payable as a short-term liability on the balance sheet.

During first quarter 2014, we entered into a debenture agreement that accrues interest at 10%, matures in 1 year and grants the investor on a one warrant per dollar basis that is exercisable for 3 years at $1 per share and vests immediately for $25,000.  We calculated the fair value of the warrants to be $9,450 and posted this as a discount on the note and amortized it over the life of the debenture.

In addition to the debentures, during first quarter 2014, we entered into the a convertible promissory note with an interest rate of 8% per annum, compounded annually for $42,500 due on November 3, 2014.  If the note remains unpaid after one hundred eighty (180) days from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the note.  We have calculated a discount for the beneficial conversion feature and will be amortized over the life of the loan.

On March 25, 2014, we entered into a line of credit arrangement.  The line of credit is $60,000 with an interest rate of prime plus 3.00%.  There are no loan covenants applicable to this line of credit and the amount outstanding as of March 31, 2015 is $0.

NOTE 8 – RELATED PARTY TRANSACTIONS

Debt agreements from board member

On July 1, 2014, we entered into a promissory note due on October 31, 2014 at 0% in the principal amount of $15,000 with Dr. Philip Sobol, a member of our board of directors.  In conjunction with the note, we granted Dr. Sobol a five year warrant to purchase 15,000 shares of common stock at $0.50 per share and fully vests upon receipt of monies.  We calculated a discount on the granting of the warrants in the amount of $5,445 and expensed this during the third quarter to interest expense.  The note also contained a conversion feature where Dr. Sobol can convert the note into common stock at $0.50 per share.  We calculated and posted a discount related to this conversion feature of $7,545 and amortized it during the third quarter 2014.  During third quarter 2014, we agreed to an extension of the note until November 2015.  In exchange for the extension, we issued a seven-year warrant to purchase 15,000 shares of Entia’s common stock at $0.20 per share.  The extension also changed the conversion price on the note from $0.50 per share to $0.30 per share.  We posted a discount related to the new warrants of $3,435 and will amortize this over the life of the loan to interest expense.  We also posted a discount related to the beneficial conversion feature of $3,285 and will amortize this over the life of the loan to interest expense.  In addition, we also calculated the difference in fair value related to the modification of the conversion price.  We calculated a $27 difference and management decided not to post this loss.

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

Common stock

During first quarter 2015, we issued shares of common stock for the following:
o	28,000 shares of common stock for a value of $10,383 for services rendered,
o	430,000 shares of common stock issued for $85,005 in cash,
o	846,382 shares of common stock in exchange for conversion of notes payable in the amount of $67,500 plus accrued interest of $1,720, and
o	55,500 shares with a value of $11,100 in exchange for conversion of accounts payable.

During first quarter 2014, we issued shares of common stock for the following:
o	64,700 shares of common stock for a value of $39,556 for services rendered,
o	79,293 shares of common stock for a value of $44,250 for services to be performed in the future, and
o	6,717 shares of common stock with a value of $4,501 for the settlement of accounts payable.

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

A summary of option activity under the stock option plan as of March 31, 2015 and changes during the quarter then ended is presented below:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number of	Exercise Price	Exercise	Contractual Term	Intrinsic
	Shares	Range	Price	(Years)	Value

Outstanding, December 31, 2013	2,352,099	$0.38 - $1.00	$0.51	7.90	199,505

Exercisable, December 31, 2013	1,810,344	$0.38 - $1.00	$0.52	7.88	138,707

Granted	624,571	$0.40-$0.75	$0.52	6.49	-
Exercised	-	-	$-	-	-
Expired/Forfeited	110,200	$0.40-$0.50	$0.48	9.51	-

Outstanding, December 31, 2014	2,866,470	$0.30 - $1.00	$0.48	8.96	-

Exercisable, December 31, 2014	2,321,001	$0.38 - $1.00	$0.47	9.50	-

Granted	-	-	$-	-	-
Exercised	-	-	$-	-	-
Expired/Forfeited	-	-	$-	-	-

Outstanding, March 31, 2015	2,866,470	$.0.20 - $1.00	$0.47	9.22	-

Exercisable, March 31, 2015	2,501,083	$0.20 - $1.00	$0.45	9.59	-

The range of exercise prices for options outstanding under the 2010 Stock Incentive Plan at March 31, 2015 are as follows:

Number of	Exercise
shares	Price
160,000	$0.20
300,000	$0.30
55,000	$0.38
1,176,670	$0.40
10,000	$0.45
641,800	$0.50
160,000	$0.60
15,000	$0.62
100,000	$0.75
10,000	$0.81
200,000	$0.85
38,000	$1.00
2,866,470

At March 31, 2015, the Company had 1,833,530 unissued shares available under the Plan.  Also, at March 31, 2015, the Company had $223,191 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 9 years.

Warrants – Consulting Agreements

Outstanding warrants to purchase common stock are as follows:

Date of Issue	March 31, 2015	Exercise Price	Expiration
March-15	137,500	$0.10 - $0.75	03/2018 - 03/2022
January-15	70,000	$0.30 - $0.50	01/2020
As of December 2014	7,194,510	$0.36 - $10.00	05/2015 - 10/2024
Total	7,402,010
Less:
Expired	-
Exercised	-
Total	7,402,010

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.  In determining the fair value of warrants, we employed the following key assumptions:

	March 31, 2015	December 31, 2014
Risk-Free interest rate	0.28% - 1.72%	0.28% - 2.97%
Expected dividend yield	0%	0%
Volatility	200.00% - 204.66%	182.81% - 222.30%
Expected life	3 - 7 years	3-10 years

At March 31, 2015 and December 31, 2014, the weighted-average Black-Scholes value of warrants granted was $0.41 and $0.39, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

On April 4, 2012, the Company entered into a Commercial Lease agreement with Lanz Properties, LLC for 13,081 square feet of office and warehouse space located at 13565 SW Tualatin-Sherwood Road, Suite 800, Sherwood, OR 97140.  The new lease commenced on June 1, 2012 and will terminate on July 31, 2015.  No rent was payable until October 2012.  The base monthly rental rate started at $3,160, increasing to $3,260 in October 2013, and then $3,343 in June 2014.  The Company has straight-lined the full value of the lease agreement over the life of the lease and has recorded this amount monthly.  The amount of rent expense that is above the actual rent amount is recorded as deferred rent and is shown on the balance sheet in current liabilities as part of accounts payable and accrued expenses. The amount recorded for as of March 31, 2015 and 2014 is $0 and $5,406, respectively.

NOTE 11 – SUBSEQUENT EVENTS

During second quarter 2015, two investors converted $125,000 plus accrued interest of $12,500 for 1,375,000 shares of common stock and received 2,750,000 warrants to purchase common stock.  We calculated a loss on the conversion of debt in the amount of $159,500 and will record this loss during second quarter 2015.
During April and May 2015, we have issued 3,450,000 shares of common stock and 6,900,000 warrants to purchase common stock for $345,000 cash.

On April 17, 2015, the board of directors authorized the following shares of common stock to be issued:

o	400,000 shares of common stock valued at $40,000 to two directors,
o	600,000 shares of common stock valued at $120,000 to Marvin Hausman, CEO, and
o	550,000 shares of common stock valued at $110,000 to Devin Andres, COO.

During April, 2015, two investor’s converted 8,000 shares of preferred stock into 80,000 shares of common stock.

On April 22, 2015, we repaid in full a debenture note dated April 23, 2014.  The original debenture was originally issued in the principal amount of $10,000 at 10% interest per annum with a maturity date of April 22, 2015.  We paid $11,000 of which $10,000 was for principal and $1,000 for accrued interest.

On April 24, 2015, we entered into an agreement with our accountants to perform our internal accounting functions.  The agreement grants the accountants 30,000 options to purchase common stock at $0.20 per share for five years.  The options vest upon the successful on-time filing of the March 31, 2015 10-Q.  In addition, the agreement stated that all options previously granted to our accountants would be re-priced to$0.20 per share and extended for an additional five years from original date.  We calculated a loss on the modification of $562 and will record this in second quarter 2015.  This is our contract accounting firm, not our independent accountants.

On April 28, 2015, we repaid in full a convertible note dated December 15, 2014 with KBM Worldwide, Inc.  The Note was originally issued in the principal amount of $53,500 at 8% interest per annum with a maturity date of September 17, 2015.  Entia paid KBM $73,725.93 of which $53,500 for principal, accrued interest of $1,500.93 and $18,725 for the pre-payment penalty under the terms of the Note.

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

Material Changes in Results of Operations for the Three Months ended March 31, 2015 and 2014.

Revenues and Cost of Goods Sold:

	For the Three Months Ended March 31,		Change
	2015	2014	$	%
Revenues	$102,329	$162,568	$(60,239)	-37.1%
Cost of Goods Sold	31,625	59,822	(28,197)	-47.1%

Revenues.  Revenues are generated primarily from the sale of our ERGO D2® ingredients and our GROH® ERGO Boost line of beauty and wellness products as well as our mushroom-based nutraceutical dietary supplement products.  The decrease in revenues for the three months ending March 31, 2015 from 2014 was due to the recognition of a large order to our distributors during fourth quarter 2014 instead of first quarter 2015.  The order amount from the fourth quarter was approximately $200k.  This order stocked our distributor for all of first quarter to which no new sales were recorded in first quarter 2015 for this distributor.

Cost of Goods Sold.   Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for the three months ended March 31, 2015 decreased from 2014 due to reduced sales.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses:

	For the Three Months Ended March 31,		Change
	2015	2014	$	%
Advertising & promotion expenses	$33,671	$21,950	$11,721	53.4%
Professional fees	53,354	48,761	4,593	9.4%
Consulting fees	63,835	102,529	(38,694)	-37.7%
General and Administrative expenses	380,657	374,209	6,448	1.7%

Advertising and promotional expenses.  These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The increase in these expenses during first quarter 2015 is attributed to our increased public relations fees paid for our product.

Professional fees.  These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The increase in professional fees from 2014 is due primarily to increased legal and XBRL fees in 2015.

Consulting fees.  These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology and marketing management services.  The decrease in these expenses from 2014 is due to decreased consultants fees for their services during 2015 and the decrease in warrants granted.

General and administrative expenses.  These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation, product development, payroll and bad debt.  The increase from 2014 is attributable to an increase in travel during 2015.

Material Changes in Financial Condition

At March 31, 2015, cash totaled $179,149, compared to $99,462 at December 31, 2014.  The primary reasons for the net increase in 2015 are described below.  Working capital deficit was $(703,873) at March 31, 2015, compared to $(502,517) at December 31, 2014.  The change in working capital was due primarily to the decrease in accounts receivable resulting from reduced sales and an increase in accounts payable.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Three Months Ended March 31,		Change
	2015	2014	$	%
Net cash provided by (used in)
Operating activities	$14	$(92)	$106	-115.2%
Investing activities	(8)	(4)	(4)	100.0%
Financing activities	74	82	(8)	-9.8%

Operating Activities.  The increase in net cash flows used from operating activities was due primarily to collection in accounts receivable.

Investing Activities.  The increase in net cash flows used from investing activities was due primarily to an increase of acquisitions of patents and patents pending.

Financing Activities.  The decrease in net cash flows from financing activities was due primarily to the lack of investors’ funds and repayment of notes payable.

Future Liquidity.  We have a history of incurring net losses and negative operating cash flows.  We are also deploying new technologies and continue to develop commercial products and services.  Based on our cash on hand, income from operations and the degree to which our burn rate can be reduced while continuing operations, management believes it has sufficient funds to remain operational through September 2015.

We expect our revenues to increase during 2015.  Notwithstanding that expected increase in revenues, we anticipate that we will continue to generate losses in 2015 and therefore we may be unable to continue operations in the future.   In order for us to continue as a going concern and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues or reduce operating costs or take all of these actions.  We will require additional capital of at least approximately $225,000 to repay debt principal and accrued interest maturing during fourth quarter 2015 and we intend to raise the monies by undertaking one or more equity private placements.  In addition, of the $225,000, $50,000 in notes payable is due upon demand.  Currently, these notes are in extension negotiations.  We are confident these notes will be extended and/or converted during 2015.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce our operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction in operating costs could jeopardize our ability to launch, market, and sell new nutraceutical supplement products necessary to grow and sustain our operations.

Subsequent Events

During second quarter 2015, two investors converted $125,000 plus accrued interest of $12,500 for 1,375,000 shares of common stock and received 2,750,000 warrants to purchase common stock.  We calculated a loss on the conversion of debt in the amount of $159,500 and will record this loss during second quarter 2015.

During April and May 2015, we have issued 3,450,000 shares of common stock and 6,900,000 warrants to purchase common stock for $345,000 cash.

On April 17, 2015, the board of directors authorized the following shares of common stock to be issued:

o	400,000 shares of common stock valued at $40,000 to two directors,
o	600,000 shares of common stock valued at $120,000 to Marvin Hausman, CEO, and
o	550,000 shares of common stock valued at $110,000 to Devin Andres, COO.

During April, 2015, two investors converted 8,000 shares of preferred stock into 80,000 shares of common stock.

On April 22, 2015, we repaid in full a debenture note dated April 23, 2014.  The original debenture was originally issued in the principal amount of $10,000 at 10% interest per annum with a maturity date of April 22, 2015.  We paid $11,000 of which $10,000 was for principal and $1,000 for accrued interest.

On April 24, 2015, we entered into an agreement with our accountants to perform our internal accounting functions.  The agreement grants the accountants 30,000 options to purchase common stock at $0.20 per share for five years.  The options vest upon the successful on-time filing of the March 31, 2015 10-Q.  In addition, the agreement stated that all options previously granted to our accountants would be re-priced to $0.20 per share and extended for an additional five years from original date.  We calculated a loss on the modification of $562 and will record this in second quarter 2015.  This is our contract accounting firm, not our independent accountants.

On April 28, 2015, we repaid in full a convertible note dated December 15, 2014 with KBM Worldwide, Inc.  The Note was originally issued in the principal amount of $53,500 at 8% interest per annum with a maturity date of September 17, 2015.  Entia paid KBM $73,725.93 of which $53,500 for principal, accrued interest of $1,500.93 and $18,725 for the pre-payment penalty under the terms of the Note.

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

Revenues from the sale of products, including shipping and handling fees but excluding statutory taxes collected from customers, as applicable, are recognized when shipment has occurred. We sell our products directly to customers. Persuasive evidence of an arrangement is demonstrated via order and invoice, product delivery is evidenced by a bill of lading from the third party carrier and title transfers upon shipment, the sales price to the customer is fixed upon acceptance of the order and there is no separate sales rebate, discount, or volume incentive.  Allowances for product returns, primarily in connection with one distribution agreement, are provided at the time the sale is recorded.  This allowance is based upon historical return rates for the Company and relevant industry patterns, which reflects anticipated returns of unopened product in its original packaging to be received over a period of 120 days following the original sale.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2014, Item 9A filed on March 31, 2015 still exist, and therefore our disclosure controls and procedures were not effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

As of March 31, 2015, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

See Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and the discussion above in Part I, Item 2, under " Liquidity and Capital Resources.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During first quarter 2015, we issued shares of common stock for the following:
o	13,000 shares of common stock for a value of $2,470 for services rendered to Maeren Landers,
o	11,250 shares of common stock for a value of $5,625 for services rendered to Oregon Rain Soap,
o	3,750 shares of common stock for a value of 2,288 for services rendered to Woody Michleb,
o	430,000 shares of common stock issued for $85,005 in cash to 5 different investors,
o	846,382 shares of common stock in exchange for conversion of notes payable in the amount of $67,500 plus accrued interest of $1,700 to Asher Enterprises, and
o	55,500 shares with a value of $11,100 in exchange for conversion of accounts payable to James Sheppard.

The issuances of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Registrant		8-K	3.1	10/29/2010
3.2	Amended and Restated Bylaws of Registrant		8-K	3.2	09/22/2010
3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008
10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008
10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008
10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008
10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009
10.5	Form of Securities Purchase Agreement		8-K	10.1	09/21/2009
10.6	$50,000 Promissory Note between TNS and Marvin S. Hausman, M.D. and Philip Sobol dated December 30, 2009		8-K	10.1	12/31/2010
10.7	$100,000 Promissory Note between TNS and Larry A. Johnson dated January 12, 2010		8-K	10.1	2/24/2010
10.8	$100,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		8-K	10.2	2/24/2010
10.9	$50,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		10-K	10.9	4/15/2010
10.10	Profit Sharing Agreement between TNS, American Charter & Marketing LLC, and Delta Group Investments, Limited dated March 26, 2010		10-K	10.10	4/15/2010
10.11	Form of Common Stock and Warrant Agreement 2010		8-K	10.1	12/20/2010
10.12	$312,500 Promissory Note between TNS and Delta Group Investments Limited dated January 26, 2011		8-K	10.2	2/22/2010
10.13	Termination of Profit Sharing Agreement dated February 21, 2011		8-K	10.1	2/22/2011
10.14	Lease Agreement between TNS and Sherwood Venture LLC dated March 15, 2011		8-K	10.1	4/6/2011
10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010
10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010
10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010
10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010
10.17	Asset Purchase Agreement between TNS, FunGuys, LLC and Mark C. Wolf dated May 27, 2011		8-K	10.1	3/3/2011
10.18	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock of Total Nutraceutical Solutions, Inc. dated May 26, 2011.		8-K	10.3	3/3/2011
10.19	Employment Agreement between Marvin S. Hausman, M.D. and Total Nutraceutical Solutions, Inc. dated October 28, 2011.		8-K	10.1	11/2/2011
10.20	Employment Agreement between Devin Andres and Total Nutraceutical Solutions, Inc. dated October 28, 2011.		8-K	10.2	11/2/2011
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entia Biosciences, Inc.

May 15, 2015	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)