Form 10-K/A
period 2014-12-31
Entia Biosciences, Inc.
filed 2015-07-27
CIK 1408299

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

Large accelerated filer ☐      Accelerated filer ☐      Non- accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $658,707 based on the stock market price of the company’s shares on June 30, 2015.  Shares of common stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily conclusive determination for any other purpose.

Number of shares outstanding of the issuer’s common stock as of March 30, 2015: 16,709,309 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K filed by Entia Biosciences, Inc. on March 30, 2015 (the “Original Annual Report”) corrects a typographical error as reported on the cover page of the Original Annual Report which indicated by check mark incorrectly that Entia had not filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the 12 months prior to the filing of the Original Annual Report.

In addition, this Form 10-K/A contains a corrected Part III, Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PART III

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on March 30, 2015 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors. The percentage of beneficial ownership for the following table is based on 16,709,309 shares of common stock outstanding

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2015 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Entia Biosciences, Inc.’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Hausman (2)	6,405,230 shares	34.5%
Andres (3)	1,550,171 shares	8.8%
Sobol (4)	1,010,341 shares	5.7%
Shelton (5)	476,250 shares	2.8%
DGI (6)	3,150,399 shares	16.7%
Total officers and directors	9,441,992 shares	13.3%

(1) These percentage figures are based upon 16,709,309 shares of our common stock outstanding as of March 30, 2015.  Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(2) Marvin Hausman’s holdings include 4,157,200 shares of common stock, 14,625 shares of preferred stock that converts to 10 shares of common per preferred at $5.00 per share, a non-statutory stock option to purchase 138,900 shares at $0.40 per share issued on October 28, 2011, a non-statutory stock option to purchase 200,000 shares at $0.40 per share issued on June 21, 2013, a non-statutory stock option to purchase 175,000 shares at $0.40 per share issued on September 29, 2014, an eight year warrant to purchase 25,000 shares at $0.40 per share, a thirteen year warrant to purchase 138,900 shares at $0.36 per share issued on October 28, 2011, a thirteen year warrant to purchase 500,000 shares exercisable at $0.40 per share issued on October 28, 2011, an eight year warrant to purchase 100,000 shares at $0.40 per share issued on December 20, 2011 in conjunction with extending a convertible note payable, a ten year warrant to purchase 400,000 shares at $0.40 issued on June 21, 2013 and a six year warrant to purchase 7,313 shares at $0.40 issued on October 16, 2013.  Dr. Hausman’s holdings of 6,405,230 fully diluted shares also include 350,000 common shares owned by Northwest Medical Research Partners Inc., which is controlled by Marvin S. Hausman, M.D. and 66,667 of 100,000 shares owned by MSH Ventures, Inc., in which Dr. Hausman has an equity interest of 66.66%.  This number does not include 154,400 shares of common stock owned by the adult children of Marvin S. Hausman, M.D.

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

(6) Delta Group Investments, LTD’s (DGI) holdings include 991,532 shares of common stock and a five year warrant to purchase 2,158,867 shares at $0.01 granted on December 18, 2014 in exchange for conversion of a promissory note plus accrued interest in the amount of $388,927.  DGI’s address is Room 2204, 22F, Shun Tak Centre, West Tower 200 Connaught Road Central, Hong Kong.

Item 15.   Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)(3)  Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

31	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer, Acting Chief Financial Officer).	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Sherwood, Oregon on this 27th day of July, 2015.

ENTIA BIOSCIENCES, INC.

By:	/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D. Chief Executive Officer, Acting Chief Financial Officer, Chairman of the Board (Principal Executive Officer) (Principal Financial and Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 27th day of July, 2015.

Signature	Title

/s/ Marvin S. Hausman, M.D.	Chief Executive Officer, Acting Chief Financial Officer, Chairman of the Board, Director
Marvin Hausman, M.D.	(Principal Executive Officer)
(Principal Financial and Accounting Officer)

/s/ Philip A. Sobol, M.D.	Director
Philip A. Sobol, M.D.

/s/ Elliot L. Shelton, Esq.	Director, Secretary
Elliot A. Shelton, Esq.