Form 10-Q
period 2015-06-30
Entia Biosciences, Inc.
filed 2015-08-14
CIK 1408299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015

☐TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

On August 13, 2015, 28,311,397 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Part 1: FINANCIAL INFORMATION

Item 1. Financial Statements

 ENTIA BIOSCIENCES, INC.
 CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014

Assets
Current Assets:
Cash	$182,029	$99,462
Accounts receivable, net	48,043	243,782
Inventory, net	123,687	95,376
Prepaid expenses	20,797	46,107

Total Current Assets	374,556	484,727

Property and Equipment, net	38,779	43,147

Patents and license, net	345,065	342,834

Total Assets	$758,400	$870,708

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$674,286	$569,169
Short-term convertible notes payable, net of discount related-party	12,760	9,399
Short-term convertible notes payable, net of discount	144,722	357,646
Notes payable	8,962	51,030

Total Current Liabilities	840,730	987,244

Total Liabilities	840,730	987,244

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Series A preferred stock, 350,000 shares designated, 192,807 and 200,807 shares issued and outstanding, respectively, aggregate liquidation value of $964,035 and $1,004,035 respectively	193	201
Common stock, $0.001 par value, 150,000,000 shares authorized, 27,473,897 and 15,512,927 shares issued and outstanding, respectively	27,474	15,514
Additional paid-in capital	12,370,275	10,771,035
Deferred compensation	(73,486)	(86,344)
Accumulated deficit	(12,406,786)	(10,816,942)

Total Stockholders' Equity (Deficit)	(82,330)	(116,536)

Total Liabilities and Stockholders' Equity (Deficit)	$758,400	$870,708

 See accompanying notes to the consolidated financial statements.

 ENTIA BIOSCIENCES, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

REVENUES	$108,136	$104,693	$210,465	$267,261

COST OF GOODS SOLD	46,723	36,202	78,348	96,024

GROSS PROFIT	61,413	68,491	132,117	171,237

OPERATING EXPENSES
Advertising and promotion	44,564	13,136	78,234	35,086
Professional fees	46,657	38,454	100,011	87,216
Consulting fees	299,639	191,063	363,474	293,592
General and administrative	620,924	342,938	1,001,581	717,148

Total Operating Expenses	1,011,784	585,591	1,543,300	1,133,042

LOSS FROM OPERATIONS	(950,371)	(517,100)	(1,411,183)	(961,805)

OTHER INCOME (EXPENSES)
Interest expense	(60,248)	(96,684)	(157,509)	(174,402)
Other income (expense)	(26,217)	-	11,348	(12,965)
Loss on settlement of notes payable	(32,500)	-	(32,500)	-
Gain on settlement of accounts payable	-	103,021	-	103,021

NET LOSS	$(1,069,336)	$(510,763)	$(1,589,844)	$(1,046,151)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.05)	$(0.06)	$(0.08)	$(0.12)

Weighted common shares outstanding - basic and diluted	23,319,184	8,532,935	19,814,557	8,429,958

 See accompanying notes to the consolidated financial statements.

 ENTIA BIOSCIENCES, INC.
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
 FOR THE PERIOD ENDED DECEMBER 31, 2014 and
 FOR THE INTERIM PERIOD ENDED JUNE 30, 2015
(Unaudited)

					Additional			Total Stockholders'
	Preferred Stock		Common Stock		Paid	Deferred	Accumulated	Equity
	Shares	Amount	Shares	Amount	In Capital	Compensation	Deficit	(Deficit)

Balance - December 31, 2014	200,807	$201	15,512,927	$15,514	$10,771,035	$(86,344)	$(10,816,942)	$(116,536)

Issuance of warrants in connection with convertible notes payable	-	-	-	-	6,850	-	-	6,850
Issuance of common stock for cash	-	-	4,780,000	4,780	515,225	-	-	520,005
Issuance of common stock for conversion of preferred stock	(8,000)	(8)	80,000	80	(72)			-
Issuance of common stock for conversion of convertible debt	-	-	2,746,382	2,746	286,454	-	-	289,200
Issuance of common stock for conversion of accounts payable	-	-	360,665	360	107,472	-	-	107,832
Issuance of common stock for cashless exercise of warrants	-	-	2,050,923	2,051	(2,051)			-
Stock compensation	-	-	1,550,000	1,550	520,679	-	-	522,229
Issuance of common stock for services	-	-	393,000	393	88,903	-	-	89,296
Issuance of warrants for services	-	-	-	-	36,597	(36,597)	-	-
Issuance of warrants in connection with sales agreement	-	-	-	-	7,891	-	-	7,891
Amortization of deferred compensation	-	-	-	-	-	80,747	-	80,747
Net loss	-	-	-	-	-	-	(1,589,844)	(1,589,844)

Balance - June 30, 2015	192,807	$193	27,473,897	$27,474	$12,370,275	$(73,486)	$(12,406,786)	$(82,330)

 See accompanying notes to the consolidated financial statements.

 ENTIA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,589,844)	$(1,046,151)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation/amortization	17,509	19,710
Gain on settlement of accounts payable	-	(103,021)
Loss on write-off of debt discount	23,321	-
Amortization of discount on convertible notes	106,287	254,202
Stock-based compensation	700,163	388,541
Loss on sale of stock subscription receivable	-	12,965
Changes in operating assets and liabilities:
Accounts receivable	195,739	(19,573)
Inventory	(28,311)	25,875
Prepaid expenses	28,337	15,090
Other current assets	-	(1,300)
Accounts payable and accrued expenses	236,328	196,224

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(310,471)	(257,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,399)	(2,654)
Acquisition of patents and patents pending (net)	(8,973)	(7,341)

NET CASH USED IN INVESTING ACTIVITIES	(15,372)	(9,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	520,005	-
Proceeds from convertible notes payable and notes payable	50,000	267,000
Payment on notes payable	(161,595)	(20,969)
Payment on convertible note payable - related party	-	(40,000)
Proceeds from sale of stock subscription receivable	-	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	408,410	246,031

NET CHANGE IN CASH	82,567	(21,402)

Cash at beginning of period	99,462	36,886

Cash at end of period	$182,029	$15,484

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$36,032	$840

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING AND INVESTING ACTIVITIES:
Conversion of convertible notes payable, accounts payable and accrued interest to preferred and common stock	$397,032	$83,421
Warrants issues for services	$26,269	-
Stock issued for services	$89,296	$39,556
Common stock issued for future services	$-	$44,250

 See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

Entia Biosciences, Inc. (“Entia” or “We”) engage in the distribution of organic dietary supplement nutraceutical products in the United States of America.  We are also engaged in the discovery, scientific evaluation and marketing of natural formulations that can be used in medical foods, nutraceuticals, cosmetics and other products developed and sold by Entia and third parties.

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new technologies related to our organic nutraceutical products.  At June 30, 2015, we had cash and cash equivalents of $182,029.  These conditions raise substantial doubt about our ability to continue as a going concern.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and on-going cash from financing will be sufficient to meet our cash requirements through December 2015.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We generally consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $5,736 and $30,022 at June 30, 2015 and December 31, 2014, respectively.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2015 or December 31, 2014, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2015 and June 30, 2014.

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

We did not record an income tax provision for the three and six months ended June 30, 2015 and 2014 as we had a net taxable loss (the benefit of which was fully reserved) in the periods.

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which is convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for three and six months ended June 30, 2015 and 2014.   The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(1,069,336)	$(510,763)	$(1,589,844)	$(1,046,151)

Denominator:
Weighted-average common shares outstanding	23,319,184	8,532,935	19,814,557	8,429,958

Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.08)	$(0.12)

Common stock warrants	17,791,007	4,520,308	17,791,007	4,520,308
Series A convertible preferred stock	1,928,070	2,378,070	1,928,070	2,378,070
Stock options	2,896,470	2,572,099	2,896,470	2,572,099
Convertible debt including interest	95,438	900,321	95,438	900,321
Excluded dilutive securities	22,710,985	10,370,798	22,710,985	10,370,798

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

NOTE 3 – INVENTORY

Inventory consists of the following at:

	June 30, 2015	December 31, 2014
Raw materials	$36,932	$202,591
Finished goods	237,819	43,849
	274,751	246,440
Less: reserve for excess and obsolete inventory	(151,064)	(151,064)
	$123,687	$95,376

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following at:

	June 30, 2015	December 31, 2014
Office equipment	$30,006	$27,507
Production equipment	90,899	86,999
Leasehold improvements	16,328	16,328
	137,233	130,834
Less: accumulated depreciation	(98,454)	(87,687)
	$38,779	$43,147

NOTE 5 – PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  Patent and license amortization is $3,370 and $3,849 for the three months ended June 30, 2015 and 2014, respectively and $6,740 and $7,699 for the six months ended June 30, 2015 and 2014, respectively.

The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	June 30, 2015	December 31, 2014
Licenses and amortizable patents	$207,244	$207,244
Unamortized patents	175,130	166,159
Accumulated amortization	(37,309)	(30,569)
Patents and Licenses, net	$345,065	$342,834

NOTE 6 – ACCRUED EXPENSES

Accrued expenses (included with accounts payable) consists of the following at:

	June 30, 2015	December 31, 2014
Executive compensation	$320,522	$153,432
Other accruals	45,951	19,725
	$366,473	$173,157

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2015	December 31, 2014
Notes payable - current
7.85% unsecured, $473 due monthly	$-	$2,304
7.85% unsecured, $314 due monthly	2,125	-
4.15% unsecured, $3,436 due monthly	6,837	23,726
10.00% unsecured, interest only, due on demand. Note was settled on May 29, 2015 in exchange for 250,000 shares of common stock. In addition, 500,000 3-year warrants were granted and vested with an exercise price ranging from $0.125 - $0.15. We calculated and posted a loss on the settlement in the amount of $32,500.	-	25,000
	$8,962	$51,030

Convertible notes payable, net
8% secured due on December 26, 2015 (net of discount related to beneficial conversion feature of $3,521 in 2015 and $7,746 in 2014), convertible into preferred stock at $5.00 per share.	$46,479	$42,254
6% unsecured, convertible into common stock at $2.00 per share, due on demand	50,000	50,000
10% unsecured due March 2015 (net of discount related to warrants of $0 in 2015 and $2,362 in 2014). Note and accrued interest were converted on May 7, 2015 for 275,000 shares of common stock. In addition, 550,000 3-year warrants were granted and vested with an exercise price ranging from $0.125 - $0.15.	-	22,638
10% unsecured due April 2015 (net of discount related to warrants of $0 in 2015 and $9,800 in 2014). Note and accrued interest were converted on April 30, 2015 for 1,100,000 shares of common stock. In addition, 2,200,000 3-year warrants were granted and vested with an exercise price ranging from $0.125 - $0.15.	-	90,200
10% unsecured due April 2015 (net of discount related to warrants of $0 in 2015 and $1,377 in 2014). Paid in full in April 2015.	-	8,623
8% unsecured due April 2015 (net of discount related to beneficial conversion feature of $0 in 2015 and $11,968 in 2014), This note was converted into 527,911 shares of common stock during first quarter 2015	-	30,532
8% unsecured due May 2015 (net of discount related to beneficial conversion feature of $0 in 2015 and $19,190 in 2014), $25,000 of this note was converted into 318,471 shares of common stock while the remaining $28,000 was repaid in cash during first quarter 2015.	-	33,810
10% unsecured due December 2015 (net of discount related to warrants of $660 and $4,620 in 2014) convertible price to be determined by the purchase price paid by investors in the Series B, not to exceed $1.50 per share	29,340	25,380
10% unsecured due December 2015 (net of discount related to warrants of $432 in 2015 and $1,727 in 2014) convertible price to be determined by the purchase price paid by investors in the Series B, not to exceed $1.50 per share	9,568	8,273
10% unsecured due October 2015 (net of discount related to warrants of $665 in 2015 and $1,805 in 2014) convertible price to be determined by the purchase price paid by investors in the Series B, not to exceed $1.50 per share	9,335	8,195
10% unsecured due October 2015 (net of discount related to warrants of $0 in 2015 and $4,512 in 2014) Note and accrued interest were converted on May 21, 2015 for 275,000 shares of common stock. In addition, 550,000 3-year warrants were granted and vested with an exercise price ranging from $0.125 - $0.15.	-	20,488
8% unsecured due September 2015 (net of discount related to beneficial conversion feature of $0 in 2015 and $36,247 in 2014). This note was paid off during quarter ended June 30, 2015.	-	17,253

	$144,722	$357,646

Convertible notes payable, net related party

0% unsecured due November 2015 (net of discount related to beneficial conversion feature of $1,095 in 2015 and $2,738 in 2014 and net of discount related to warrants of $1,145 in 2015 and $2,863 in 2014 and convertible into common stock at $0.30 per share.)	$12,760	$9,399
	$12,760	$9,399

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

On March 25, 2014, we entered into a line of credit arrangement.  The line of credit is $60,000 with an interest rate of prime plus 3.00%.  There are no loan covenants applicable to this line of credit and the amount outstanding as of June 30, 2015 is $0.

NOTE 8 – RELATED PARTY TRANSACTIONS

Common stock issued

On April 17, 2015, the board of directors authorized and granted to its executives and board of directors for the year end 2015, restricted common stock bonuses as follows:
o	Marvin Hausman, CEO, 600,000 shares valued at $120,000,
o	Devin Andres, COO, 550,000 shares valued at $110,000,
o	Philip Sobol, board of directors, 200,000 shares valued at $40,000, and
o	Elliott Shelton, board of directors, 200,000 shares valued at $40,000.

Debt agreements from board member

On July 1, 2014, we entered into a promissory note due on October 31, 2014 at 0% in the principal amount of $15,000 with Dr. Philip Sobol, a member of our board of directors.  In conjunction with the note, we granted Dr. Sobol a five year warrant to purchase 15,000 shares of common stock at $0.50 per share and fully vests upon receipt of monies.  We calculated a discount on the granting of the warrants in the amount of $5,445 and expensed this during the third quarter 2014 to interest expense.  The note also contained a conversion feature where Dr. Sobol can convert the note into common stock at $0.50 per share.  We calculated and posted a discount related to this conversion feature of $7,545 and amortized it during the third quarter 2014.  During third quarter 2014, we agreed to an extension of the note until November 2015.  In exchange for the extension, we issued a seven-year warrant to purchase 15,000 shares of Entia’s common stock at $0.20 per share.  The extension also changed the conversion price on the note from $0.50 per share to $0.30 per share.  We posted a discount related to the new warrants of $3,435 and will amortize this over the life of the loan to interest expense.  We also posted a discount related to the beneficial conversion feature of $3,285 and will amortize this over the life of the loan to interest expense.  In addition, we also calculated the difference in fair value related to the modification of the conversion price.  We calculated a $27 difference and management decided not to post this loss as it was insignificant.

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

During second quarter 2015, two investors converted 8,000 shares of Series A preferred stock for 80,000 shares of common stock.

During second quarter 2014, two investors converted 44,162 shares of Series A preferred stock for 441,620 shares of common stock.

Common stock

During second quarter 2015, we issued shares of common stock for the following:
o	80,000 shares of common stock for conversion of 8,000 shares of Series A preferred stock,
o	4,350,000 shares of common stock issued for $435,000 in cash,
o	1,550,000 shares of common stock issued to the board of directors and executives valued at $310,000,
o	1,900,000 shares of common stock in exchange for conversion of notes payable in the amount of $175,000 plus accrued interest of $12,500,
o	2,050,923 shares of common stock in a cashless exchange for 2,158,867 warrants,
o	305,165 shares of common stock with a value of $96,732 in exchange for conversion of accounts payable, and
o	365,000 shares of common stock with a value of $78,913 for services rendered.

During second quarter 2014, we issued shares of common stock for the following:
o	151,126 shares of common stock with a value of $32,520 upon conversion of $30,000 of convertible notes payable along with accrued interest of $2,520,
o	23,000 shares of common stock with a value of $13,113 for services rendered,
o	441,620 shares of common stock in exchange for 44,162 shares of Series A preferred stock, and
o	80,000 shares of common stock with a value of $46,400 for the settlement of accounts payable in the amount of $149,421. We posted a gain on settlement in the amount of $103,021.

During first quarter 2015, we issued shares of common stock for the following:
o	28,000 shares of common stock for a value of $10,383 for services rendered,
o	430,000 shares of common stock issued for $85,005 in cash,
o	846,382 shares of common stock in exchange for conversion of notes payable in the amount of $67,500 plus accrued interest of $1,720, and
o	55,500 shares with a value of $11,100 in exchange for conversion of accounts payable.

During first quarter 2014, we issued shares of common stock for the following:
o	64,700 shares of common stock for a value of $39,556 for services rendered,
o	79,293 shares of common stock for a value of $44,250 for services to be performed in the future, and
o	6,717 shares of common stock with a value of $4,501 for the settlement of accounts payable.

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

A summary of option activity under the stock option plan as of June 30, 2015 and changes during the quarter then ended is presented below:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number of	Exercise Price	Exercise	Contractual Term	Intrinsic
	Shares	Range	Price	(Years)	Value

Outstanding, December 31, 2013	2,352,099	$0.38 - $1.00	$0.51	7.90	199,505

Exercisable, December 31, 2013	1,810,344	$0.38 - $1.00	$0.52	7.88	138,707

Granted	624,571	$0.40-$0.75	$0.52	6.49	-
Exercised	-	-	$-	-	-
Expired/Forfeited	110,200	$0.40-$0.50	$0.48	9.51	-

Outstanding, December 31, 2014	2,866,470	$0.30 - $1.00	$0.48	8.96	-

Exercisable, December 31, 2014	2,321,001	$0.38 - $1.00	$0.47	9.50	-

Granted	30,000	$0.20	$0.20	5.00	-
Exercised	-	-	$-	-	-
Expired/Forfeited	-	-	$-	-	-

Outstanding, June 30, 2015	2,896,470	$.0.20 - $1.00	$0.46	11.24	-

Exercisable, June 30, 2015	2,613,354	$0.20 - $1.00	$0.45	11.74	-

The range of exercise prices for options outstanding under the 2010 Stock Incentive Plan at June 30, 2015 are as follows:

Number of	Exercise
shares	Price
190,000	$0.20
300,000	$0.30
55,000	$0.38
1,186,670	$0.40
10,000	$0.45
631,800	$0.50
160,000	$0.60
15,000	$0.62
100,000	$0.75
10,000	$0.81
200,000	$0.85
38,000	$1.00
2,896,470

At June 30, 2015, the Company had 1,803,530 unissued shares available under the Plan.  Also, at June 30, 2015, the Company had $140,114 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 11 years.

Warrants – Consulting Agreements

Outstanding warrants to purchase common stock are as follows:

Date of Issue	June 30, 2015	Exercise Price	Expiration
June-15	302,500	$0.125 - $0.15	06/2018
May-15	6,160,000	$0.125 - $0.23	05/2018 - 05/2022
April-15	6,160,000	$0.01 - $0.15	04/2018 - 04/2027
March-15	140,000	$0.10 - $0.75	03/2018 - 03/2022
February-15	-	$0.00	-
January-15	70,000	$0.30 - $0.50	01/2020
As of December 2014	7,247,982	$0.36 - $10.00	05/2015 - 10/2024
Total	20,080,482
Less:
Expired	130,608
Exercised	2,158,867
Total	17,791,007

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.  In determining the fair value of warrants, we employed the following key assumptions:

	June 30, 2015	December 31, 2014
Risk-Free interest rate	0.28% - 1.72%	0.28% - 2.97%
Expected dividend yield	0%	0%
Volatility	166.10% - 204.66%	182.81% - 222.30%
Expected life	3 - 7 years	3 - 10 years

At June 30, 2015 and December 31, 2014, the weighted-average Black-Scholes value of warrants granted was $0.14 and $0.39, respectively.

On May 20 2015, the board of directors agreed to extend the warrants and options of all employees and the board of directors by 5 years from original date and to reduce the exercise price to $0.40, if favorable to holder.  We calculated a loss on modification of the warrants and options of $56,543 and have posted this expense during the quarter.

In addition, on May 20, 2015, the Company agreed to extend the outstanding options of a consultant for 5 years and reduce their exercise price to $0.20.  We have calculated a loss on the modification in the amount of $4,524 and have posted this expense during the quarter.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

On April 4, 2012, the Company entered into a Commercial Lease agreement with Lanz Properties, LLC for 13,081 square feet of office and warehouse space located at 13565 SW Tualatin-Sherwood Road, Suite 800, Sherwood, OR 97140.  The new lease commenced on June 1, 2012 and will terminate on July 31, 2015.  No rent was payable until October 2012.  The base monthly rental rate started at $3,160, increasing to $3,260 in October 2013, and then $3,343 in June 2014.  The Company has straight-lined the full value of the lease agreement over the life of the lease and has recorded this amount monthly.  The amount of rent expense that is above the actual rent amount is recorded as deferred rent and is shown on the balance sheet in current liabilities as part of accounts payable and accrued expenses. The amount recorded for as of June 30, 2015 and 2014 is $0 and $5,406, respectively.

On May 8, 2015, the Company entered into a lease addendum with Lanz Properties, LLC to extend their lease term for an additional 3 years.  The new lease terms maintain the current base monthly rental rate from August 1, 2015 of $3,343 per month increasing to $3,410 in August 2016 and then $3,478 in August 2017.  All other provisions of the lease remain.  The Company has analyzed the requirement to straight-line the full value of the lease agreement over the life of the lease and has determined that there is no need to book a deferred rent amount on the balance sheet as the amount is immaterial.

NOTE 11 – SUBSEQUENT EVENTS

On July 27, 2015, an investor converted $30,000 in convertible notes payable and accrued interest in the amount of $2,500 into 322,500 shares of common stock.  In addition, the Company granted and vested 645,000 3-year warrants to purchase common stock with an exercise price ranging from $0.125 - $0.15.

During July 2015, we have issued 400,000 shares of common stock and 800,000 warrants to purchase common stock for $40,000 in cash.

On July 29, 2015, we issued 15,000 shares of common stock with a value of $2,550 to a consultant as part of a consulting agreement.

On July 27, 2015, we issued 100,000 shares of common stock with a value of $18,000 as part of a consulting agreement.

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

Through our wholly owned subsidiary Total Nutraceutical Solutions, Inc. (TNS), we currently market nutraceutical products under the GROH® and SANO™ brands direct to consumers online and through leading hair salons and other resellers in North America.  TNS currently offers  three natural organic nutraceutical mushroom dietary supplement products, ImmuSANO®, GlucoSANO®, and GROH®, which has been designed to nutritionally support the health of hair, skin and nails.  ImmuSANOTM addresses the nutritional needs and health of immune system and GlucoSANOTM nutritionally assists normal cellular function.

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

Material Changes in Results of Operations for the Three and Six Months ended June 30, 2015 and 2014.

Revenues and Cost of Goods Sold:

	For the Three Months Ended June 30,		Change
	2015	2014	$	%
Revenues	$108,136	$104,693	$3,443	3.3%
Cost of Goods Sold	46,723	36,202	10,521	29.1%

	For the Six Months Ended June 30,		Change
	2015	2014	$	%
Revenues	$210,465	$267,261	$(56,796)	-21.3%
Cost of Goods Sold	78,348	96,024	(17,676)	-18.4%

Revenues.  Revenues are generated primarily from the sale of our ERGO D2® ingredients and our GROH® ERGO Boost line of beauty and wellness products as well as our mushroom-based nutraceutical dietary supplement products.  The decrease in revenues for the six months ending June 30, 2015 from 2014 was due to the recognition of a large order to our distributors during the fourth quarter 2014 instead of the first two quarters of 2015.  The order amount from the fourth quarter was approximately $200,000.  This order stocked our distributor for all of first and second quarter.  As a result, no new sales were recorded in the first two quarters 2015 for this distributor.

Cost of Goods Sold.   Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for the three months ended June 30, 2015 increased from 2014 due to higher freight-in costs for our packaging supplies.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses:

	For the Three Months Ended June 30,		Change
	2015	2014	$	%
Advertising & promotion expenses	$44,564	$13,136	$31,428	239.3%
Professional fees	46,657	38,454	8,203	6.6%
Consulting fees	299,639	191,063	108,576	56.8%
General and Administrative expenses (including impairment of intangible assets)	620,924	342,938	277,986	81.1%

	For the Six Months Ended June 30,		Change
	2015	2014	$	%
Advertising & promotion expenses	$78,234	$35,086	$43,148	123.0%
Professional fees	100,011	87,216	12,795	14.7%
Consulting fees	363,474	293,592	69,882	23.8%
General and Administrative expenses	1,001,581	717,148	284,433	39.7%

Advertising and promotional expenses.  These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The increase in these expenses during first and second quarter 2015 is attributed to our increased public relations fees paid for our product and sponsorship of trade shows.

Professional fees.  These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The increase in professional fees from 2014 is due primarily to increased audit fees and expenses related to stock transfers in 2015.

Consulting fees.  These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology and marketing management services.  The decrease in these expenses from 2014 is due to decreased consultants fees for their services during 2015 and the decrease in warrants granted.

General and administrative expenses.  These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation, product development, payroll and bad debt.  The increase from 2014 is attributable to an increase in travel during 2015 and payment of stock bonuses to executive members.

Material Changes in Financial Condition

At June 30, 2015, cash totaled $182,029, compared to $99,462 at December 31, 2014.  The primary reasons for the net increase in 2015 are described below.  Working capital deficit was $(466,174) at June 30, 2015, compared to $(502,517) at December 31, 2014.  The change in working capital was due primarily to the decrease in current liabilities and an increase in cash and inventory.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Six Months Ended June 30,		Change
	2015	2014	$	%
Net cash provided by (used in)
Operating activities	$(310)	$(257)	$(53)	20.6%
Investing activities	(15)	(10)	(5)	50.0%
Financing activities	408	246	162	65.9%

Operating Activities.  The increase in net cash flows used from operating activities was due primarily to an increased collection of accounts receivable.

Investing Activities.  The decrease in net cash flows used from investing activities was due primarily to an increase of acquisitions of fixed assets.

Financing Activities.  The increase in net cash flows from financing activities was due to increased investor funding into our common stock.  During the second quarter of 2015, we issued stock in exchange for $435,000.

Future Liquidity.  We have a history of incurring net losses and negative operating cash flows.  We are also deploying new technologies and continue to develop commercial products and services.  Based on our cash on hand, income from operations, external financing and the degree to which our burn rate can be reduced while continuing operations, management believes it has sufficient funds to remain operational through December 2015.

            We expect our revenues to increase during 2015.  Notwithstanding that expected increase in revenues, we anticipate that we will continue to generate losses in 2015 and therefore we may be unable to continue operations in the future.   In order for us to continue as a going concern and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues or reduce operating costs or take all of these actions.  We will require additional capital of at least approximately $193,000 to repay debt principal and accrued interest maturing during fourth quarter 2015 and we intend to raise the monies by undertaking one or more equity private placements.  In addition, of the $193,000, $50,000 in notes payable is due now.  Currently, this note is in negotiations for conversion.  We are confident this note will be converted during third quarter of 2015.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce our operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction in operating costs could jeopardize our ability to launch, market, and sell new nutraceutical supplement products necessary to grow and sustain our operations.

Subsequent Events

On July 27, 2015, Thomas Lark, an investor, converted $30,000 in convertible notes payable and accrued interest in the amount of $2,500 into 322,500 shares of common stock.  In addition, Entia granted and vested 322,500 3-year warrants to purchase common stock at an exercise price of $0.125 and 322,500 3-year warrants to purchase common stock at an exercise price of $0.15.

During July 2015, we have issued 400,000 shares of common stock and 800,000 warrants to purchase common stock for $40,000 in cash.

On July 29, 2015, we issued 15,000 shares of common stock with a value of $2,550 to a consultant as part of a consulting agreement.

On July 27, 2015, we issued 100,000 shares of common stock with a value of $18,000 as part of a consulting agreement.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2014, Item 9A filed on June 30, 2015 still exist, and therefore our disclosure controls and procedures were not effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

As of June 30, 2015, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During second quarter 2015, we issued shares of common stock for the following:
o
4,350,000 shares of common stock issued to 14 investors for $435,000 in cash.  In addition to the common stock, Entia granted 4,350,000 3-year warrants to purchase common stock at an exercise price of $0.125 and 4,350,000 3-year warrants to purchase common stock at an exercise price of $0.15 per share.

o	400,000 shares of common stock with a value of $80,000 to two members of the board of directors on April 17, 2015,
o	600,000 shares of common stock with a value of $120,000 issued to Marvin Hausman, CEO on April 17, 2015,
o	550,000 shares of common stock with a value of $110,000 issued to Devin Andres, COO on April 17, 2015,
o
1,100,000 shares of common stock, 1,100,000 3-year warrants to purchase common stock at an exercise price of $0.125 and 1,100,000 3-year warrants to purchase common stock at an exercise price of $0.15 in exchange for the conversion of short-term convertible note payable in the amount of $100,000 plus accrued interest of $10,000 to Terrence Sedgewick on April 30, 2015,

o
275,000 shares of common stock, 275,000 3-year warrants to purchase common stock at an exercise price of $0.125 and 275,000 3-year warrants to purchase common stock at an exercise price of $0.15 in exchange for the conversion of short-term convertible note payable in the amount of $25,000 plus accrued interest of $2,500 to Samuel Seelig on May 7, 2015,

o
250,000 shares of common stock, 250,000 3-year warrants to purchase common stock at an exercise price of $0.125 and 250,000 3-year warrants to purchase common stock at an exercise price of $0.15 in exchange for the conversion of short-term note payable in the amount of $25,000 to Walter Bowen on May 29, 2015,

o
275,000 shares of common stock, 275,000 3-year warrants to purchase common stock at an exercise price of $0.125 and 275,000 3-year warrants to purchase common stock at an exercise price of $0.15 in exchange for the conversion of short-term convertible note payable in the amount of $25,000 plus accrued interest of $2,500 to Mark Surrey on May 21, 2015,

o	50,000 shares of common stock for services rendered with a value of $11,000 to R.F. Lafferty Co, Inc. on May 15, 2015,
o	37,763 shares of common stock in exchange for conversion of accounts payable in the amount of $6,732 to Lilly-Tavio Media Group on June 8, 2015,
o	267,402 shares of common stock in exchange for conversion of accounts payable in the amount of $90,000 to Catalyst Research Management Group on June 30, 2015,
o	11,250 shares of common stock for services rendered with a value of $5,628 to Oregon Rain Soap,
o	3,750 shares of common stock for services rendered with a value of $2,288 to Woody Michleb,
o	300,000 shares of common stock for services rendered with a value of $60,000 to Whitestone Investment Network, Inc., and
o	2,050,923 shares of common stock for cashless exchange of 2,158,867 warrants to purchase common stock on May 12, 2015 by Delta Group Investments, LTD.

The issuances of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Registrant		8-K	3.1	10/29/2010
3.2	Amended and Restated Bylaws of Registrant		8-K	3.2	09/22/2010
3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008
10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008
10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008
10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008
10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009
10.5	Form of Securities Purchase Agreement		8-K	10.1	09/21/2009
10.6	$50,000 Promissory Note between TNS and Marvin S. Hausman, M.D. and Philip Sobol dated December 30, 2009		8-K	10.1	12/31/2010
10.7	$100,000 Promissory Note between TNS and Larry A. Johnson dated January 12, 2010		8-K	10.1	2/24/2010
10.8	$100,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		8-K	10.2	2/24/2010
10.9	$50,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		10-K	10.9	4/15/2010
10.10	Profit Sharing Agreement between TNS, American Charter & Marketing LLC, and Delta Group Investments, Limited dated March 26, 2010		10-K	10.10	4/15/2010
10.11	Form of Common Stock and Warrant Agreement 2010		8-K	10.1	12/20/2010
10.12	$312,500 Promissory Note between TNS and Delta Group Investments Limited dated January 26, 2011		8-K	10.2	2/22/2010
10.13	Termination of Profit Sharing Agreement dated February 21, 2011		8-K	10.1	2/22/2011
10.14	Lease Agreement between TNS and Sherwood Venture LLC dated March 15, 2011		8-K	10.1	4/6/2011
10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010
10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010
10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010
10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010
10.17	Asset Purchase Agreement between TNS, FunGuys, LLC and Mark C. Wolf dated May 27, 2011		8-K	10.1	3/3/2011
10.18	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock of Total Nutraceutical Solutions, Inc. dated May 26, 2011.		8-K	10.3	3/3/2011
10.19	Employment Agreement between Marvin S. Hausman, M.D. and Total Nutraceutical Solutions, Inc. dated October 28, 2011.		8-K	10.1	11/2/2011
10.20	Employment Agreement between Devin Andres and Total Nutraceutical Solutions, Inc. dated October 28, 2011.		8-K	10.2	11/2/2011
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entia Biosciences, Inc.

August 14, 2015	By:	/s/ Carl Johnson
Carl Johnson Chief Executive Officer (Principal Executive Officer)

August 14, 2015	By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Acting Chief Financial Officer (Principal Financial Officer)