Form 10-K/A
period 2014-12-31
Entia Biosciences, Inc.
filed 2015-08-31
CIK 1408299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Large accelerated filer ☐      Accelerated filer ☐      Non- accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 30, 2015 is $2,166,008 based on the stock market price of the company’s shares on June 30, 2014.  Shares of common stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of the issuer’s common stock as of March 30, 2015: 16,709,309 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

This Amendment No. 2 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K filed by Entia Biosciences, Inc. on March 30, 2015 (the “Original Annual Report”) and the Amendment No. 1 to the Annual Report on Form 10-K/A filed on July 27, 2015 corrects errors in the table appearing in Part III, Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  The aggregate market value of the voting and nonvoting common equity held by non-affiliates on this page of the Form 10-K/A2 was modified from the Original Annual Report as well.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Hausman (2)	6,392,730 shares	34.5%
Andres (3)	1,571,354 shares	8.9%
Sobol (4)	997,841 shares	5.7%
Shelton (5)	476,250 shares	2.8%
DGI (6)	3,150,399 shares	16.7%
Total officers and directors	9,438,175 shares	45.5%

(1) These percentage figures are based upon 16,709,309 shares of our common stock outstanding as of March 30, 2015.  Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(2) Marvin Hausman’s holdings include 4,157,200 shares of common stock, 14,625 shares of preferred stock that converts to 10 shares of common per preferred at $5.00 per share, a non-statutory stock option to purchase 138,900 shares at $0.40 per share issued on October 28, 2011, a non-statutory stock option to purchase 200,000 shares at $0.40 per share issued on June 21, 2013, a non-statutory stock option to purchase 175,000 shares at $0.40 per share issued on September 29, 2014, an eight year warrant to purchase 12,500 shares at $0.40 per share issued on December 30, 2009, a thirteen year warrant to purchase 138,900 shares at $0.36 per share issued on October 28, 2011, a thirteen year warrant to purchase 500,000 shares exercisable at $0.40 per share issued on October 28, 2011, an eight year warrant to purchase 100,000 shares at $0.40 per share issued on December 20, 2011 in conjunction with extending a convertible note payable, a ten year warrant to purchase 400,000 shares at $0.40 issued on June 21, 2013 and a six year warrant to purchase 7,313 shares at $0.40 issued on October 16, 2013.  Dr. Hausman’s holdings of 6,392,730 fully diluted shares also include 350,000 common shares owned by Northwest Medical Research Partners Inc., which is controlled by Marvin S. Hausman, M.D. and 66,667 of 100,000 shares owned by MSH Ventures, Inc., in which Dr. Hausman has an equity interest of 66.66%.  This number does not include 154,400 shares of common stock owned by the adult children of Marvin S. Hausman, M.D.

(3) Devin Andres’ holdings include 621,671 shares of common stock, an eight year warrant to purchase 5,000 shares of common stock at $0.40 per share issued on January 1, 2010 a thirteen year warrant to purchase 108,342 shares at $0.36 per share issued on October 28, 2011, a thirteen year warrant to purchase 350,000 shares exercisable at $0.40 per share issued on October 28, 2011, a ten year warrant to purchase 150,000 shares at $0.40 issued on June 21, 2013, a non-statutory stock option to purchase 108,342 shares at $0.40 per share issued on October 28, 2011, a non-statutory stock option to purchase 5,000 shares at $0.40 per share issued on June 29, 2011, a non-statutory stock option to purchase 25,000 shares at $0.38 per share issued on February 20, 2013, a non-statutory stock option to purchase 150,000 shares at $0.40 per share issued on June 21, 2013 and a non-statutory stock option to purchase 47,999 shares at $0.40 per share issued on September 29, 2014.

(4) Phil Sobol’s holdings include 81,667 shares of common stock, 19,338 shares of preferred stock that converts to 10 shares of common per preferred at $5.00 per share, an eight year warrant to purchase 12,500 shares at $0.40 per share issued on December 30, 2009, a ten year warrant to purchase 100,000 shares at $0.60 per share granted on December 20, 2011, a five year warrant to purchase 150,000 shares at $0.55 granted on May 17, 2012, a five year warrant to purchase 100,000 out of 150,000 shares at $0.40 per share issued on June 29, 2012 a five year warrant to purchase 10,000 shares at $0.45 issued on July 1, 2013, a seven year warrant to purchase 150,000 at $0.45 issued on June 21, 2013, a three year warrant to purchase 9,669 shares at $1.00 share issued on October 16, 2013, a seven year warrant to purchase 20,000 shares at $0.65 issued on December 13, 2013, a five year warrant to purchase 15,000 shares at $0.30, a seven year warrant to purchase 5,625 vested shares out of 15,000 shares at $0.20 pursuant to a promissory note and a non-statutory stock option to purchase 100,000 shares at $0.85 issued on January 24, 2011.  Dr. Sobol also has 50,000 shares of stock that can be converted pursuant to an extension of a promissory note entered into during November 2014.

(5) Elliot Shelton’s holdings include 126,250 shares of common stock, 100,000 shares of common stock issuable upon exercise of vested non-statutory stock options exercisable at $0.85 per share granted on January 24, 2011, a five year warrant to purchase 100,000 out of 150,000 at $0.40 issued on June 29, 2012 and a seven year warrant to purchase 150,000 shares at $0.45 granted on June 21, 2013.

(6) Delta Group Investments, LTD’s (DGI) holdings include 991,532 shares of common stock, a five year warrant to purchase 1,790,117 shares at $0.01 granted on December 31, 2014 in exchange for conversion of a promissory note plus accrued interest in the amount of $388,927 and a five year warrant to purchase 368,750 shares at $0.01 issued on December 31, 2014.  DGI’s address is Room 2204, 22F, Shun Tak Centre, West Tower 200 Connaught Road Central, Hong Kong.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K/A2 to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon on this 31st day of August, 2015.

ENTIA BIOSCIENCES, INC.

By:	/s/ Carl Johnson
Carl Johnson President and Chief Executive Officer (Principal Executive Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A2 has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 31st day of August, 2015.

Signature	Title

/s/ Carl Johnson	Chief Executive Officer, Acting Chief Financial Officer, Chairman of the Board, Director
Marvin Hausman, M.D.	(Principal Executive Officer)

/s/ Philip A. Sobol, M.D.	Director
Philip A. Sobol, M.D.

/s/ Elliot L. Shelton, Esq.	Director, Secretary
Elliot A. Shelton, Esq.

/s/ Marvin S. Hausman, M.D.	Chief Technology and Scientific Officer, Acting Chief Financial Officer, Chairman of the Board
Marvin Hausman, M.D.	(Principal Financial and Accounting Officer)