Form 10-K/A
period 2014-12-31
Entia Biosciences, Inc.
filed 2015-09-01
CIK 1408299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

This Amendment No. 3 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K filed by Entia Biosciences, Inc. on March 30, 2015 (the “Original Annual Report”) and corrects errors in the signature page of the Amendment No. 2 to the Annual Report on Form 10-K/A filed on August 31, 2015 concerning our new President and CEO, Carl J. Johnson.

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

3

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

4

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K/A3 to be signed on its behalf by the undersigned, thereunto duly authorized, in Sherwood, Oregon on this 1st day of September, 2015.

ENTIA BIOSCIENCES, INC.

By:	/s/ Carl Johnson
Carl Johnson President and Chief Executive Officer (Principal Executive Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A3 has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 1st day of September, 2015.

Signature	Title

/s/ Carl J. Johnson	Chief Executive Officer, President, Director
Carl J. Johnson	(Principal Executive Officer)

/s/ Philip A. Sobol, M.D.	Director
Philip A. Sobol, M.D.

/s/ Elliot L. Shelton, Esq.	Director, Secretary
Elliot A. Shelton, Esq.

/s/ Marvin S. Hausman, M.D.	Chief Science and Technology Officer, Acting Chief Financial Officer, Chairman of the Board
Marvin S. Hausman, M.D.	(Principal Financial and Accounting Officer)

5