Form 10-Q
period 2015-09-30
Entia Biosciences, Inc.
filed 2015-11-13
CIK 1408299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2015

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

On November 13, 2015, 29,103,587 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENTIA BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014

Assets
Current Assets:
Cash	$41,354	$99,462
Accounts receivable, net	53,128	243,782
Inventory, net	117,784	95,376
Prepaid expenses	15,109	46,107

Total Current Assets	227,375	484,727

Property and Equipment, net	36,322	43,147

Patents and license, net	345,441	342,834

Total Assets	$609,138	$870,708

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$761,907	$569,169
Short-term convertible notes payable, net of discount related-party	14,440	9,399
Short-term convertible notes payable, net of discount	118,592	357,646
Notes payable	5,488	51,030

Total Current Liabilities	900,427	987,244

Total Liabilities	900,427	987,244

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Series A preferred stock, 350,000 shares designated, 191,307 and 200,807 shares issued and outstanding, respectively, aggregate liquidation value of $956,535 and $1,004,035 respectively	191	201
Common stock, $0.001 par value, 150,000,000 shares authorized, 29,103,587 and 15,512,927 shares issued and outstanding, respectively	29,104	15,514
Additional paid-in capital	12,516,104	10,771,035
Deferred compensation	(62,980)	(86,344)
Accumulated deficit	(12,773,708)	(10,816,942)

Total Stockholders' Equity (Deficit)	(291,289)	(116,536)

Total Liabilities and Stockholders' Equity (Deficit)	$609,138	$870,708

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

REVENUES	$68,048	$87,753	$278,513	$355,014

COST OF GOODS SOLD	21,592	40,059	99,940	136,083

GROSS PROFIT	46,456	47,694	178,573	218,931

OPERATING EXPENSES
Advertising and promotion	26,752	42,368	104,986	77,454
Professional fees	90,766	36,166	190,777	123,382
Consulting fees	46,865	21,440	410,339	315,032
Impairment of intangible asset	-	27,080	-	27,080
General and administrative	215,864	334,358	1,217,445	1,051,506

Total Operating Expenses	380,247	461,412	1,923,547	1,594,454

LOSS FROM OPERATIONS	(333,791)	(413,718)	(1,744,974)	(1,375,523)

OTHER INCOME (EXPENSES)
Interest expense	(8,362)	(82,123)	(142,550)	(256,525)
Other income (expense)	(31,675)	37,499	(20,327)	24,534
Loss on write-off of debt discount	-	(100,000)	(23,321)	(100,000)
Loss on settlement of notes payable	-	-	(32,500)	-
Gain on settlement of accounts payable	6,906	-	6,906	103,021

NET LOSS	$(366,922)	$(558,342)	$(1,956,766)	$(1,604,493)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.01)	$(0.06)	$(0.09)	$(0.18)

Weighted common shares outstanding - basic and diluted	28,319,757	10,091,052	22,680,896	8,986,310

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2014 and
FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2015
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Deferred	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Deficit)

Balance - December 31, 2014	200,807	$201	15,512,927	$15,514	$10,771,035	$(86,344)	$(10,816,942)	$(116,536)

Issuance of warrants in connection with convertible notes payable	-	-	-	-	6,850	-	-	6,850
Issuance of common stock for cash	-	-	5,347,901	5,348	554,825	-	-	560,173
Issuance of common stock for conversion of preferred stock	(9,500)	(10)	95,000	95	(85)	-	-	-
Issuance of common stock for conversion of convertible debt	-	-	3,068,882	3,069	318,632	-	-	321,701
Issuance of common stock for conversion of accounts payable	-	-	554,521	554	130,054	-	-	130,608
Issuance of common stock for cashless exercise of warrants	-	-	2,050,923	2,051	(2,051)	-	-	-
Stock compensation	-	-	1,550,000	1,550	541,782	-	-	543,332
Issuance of common stock for services	-	-	923,433	923	119,282	-	-	120,205
Issuance of warrants for services	-	-	-	-	36,597	(36,597)	-	-
Issuance of warrants in connection with sales agreement	-	-	-	-	7,891	-	-	7,891
Amortization of deferred compensation	-	-	-	-	-	91,253	-	91,253
Net loss	-	-	-	-	-	-	(1,956,766)	(1,956,766)

Balance - September 30, 2015	191,307	$191	29,103,587	$29,104	$12,516,104	$(62,980)	$(12,773,708)	$(291,289)

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,956,766)	$(1,604,493)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation/amortization	24,989	56,318
Gain on settlement of accounts payable	(6,906)	(103,021)
Impairment of intangible asset	-	27,080
Loss on write-off of debt discount	23,321	100,000
Amortization of discount on convertible notes	111,837	221,548
Loss on conversion of notes payable	32,500	-
Stock-based compensation	762,681	486,568
Loss on sale of stock subscription receivable	-	12,965
Changes in operating assets and liabilities:
Accounts receivable	190,654	(54,465)
Inventory	(22,408)	22,163
Prepaid expenses	39,334	28,275
Accounts payable and accrued expenses	323,632	404,761

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(477,132)	(402,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,051)	(4,607)
Acquisition of patents and patents pending (net)	(12,720)	(28,328)

NET CASH USED IN INVESTING ACTIVITIES	(20,771)	(32,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	560,173	-
Proceeds from convertible notes payable and notes payable	50,000	503,000
Payment on notes payable	(170,378)	(34,042)
Payment on convertible note payable - related party	-	(40,000)
Proceeds from sale of stock subscription receivable	-	40,000
Proceeds from convertible note payable-related party	-	15,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	439,795	483,958

NET CHANGE IN CASH	(58,108)	48,722

Cash at beginning of period	99,462	36,886

Cash at end of period	$41,354	$85,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$36,220	$843

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING AND INVESTING ACTIVITIES:
Conversion of convertible notes payable, accounts payable and accrued interest to preferred and common stock	$452,309	$1,087,490
Stock issued for services	$120,205	$39,556
Issuance of warrants for accrued salary	$-	$91,863

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

We engage in the distribution of nutraceutical and cosmeceutical products, some of which are dietary supplements.  We are also engaged in the discovery, scientific evaluation and marketing of natural formulations that can be used in medical foods, nutraceuticals, cosmetics and other products developed and sold by Entia and third parties.  Additionally, we are developing new technologies and processes related to our products.

We have a history of incurring net losses and net operating cash flow deficits.  At September 30, 2015, we had cash and cash equivalents of $41,354.  We will require additional capital of at least approximately $135,000 to repay debt principal and accrued interest maturing during fourth quarter 2015 and we intend to raise the monies by undertaking one or more equity-based private placements.  In addition, of this $135,000, $60,000 in notes payable is now due and its conversion into our common stock is under discussion with the holder.  We are confident this note will be converted or otherwise settled prior to the end of our fiscal year.  These conditions raise substantial doubt about our ability to continue as a going concern.  However, we anticipate that our anticipated cash flows from operations and from on-going financing activities will be sufficient to meet our cash requirements through December 2015.

In order for us to continue as a going concern and ultimately to achieve profitability, we will be required, in some combination, to obtain capital from external sources, increase revenues and reduce operating costs.  The issuance of equity securities and/or securities convertible into equity securities will cause dilution to our shareholders.  If external sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including personnel costs, which could jeopardize our future strategic initiatives and business plans.  The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer-specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We generally consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $5,736 and $30,022 at September 30, 2015 and December 31, 2014, respectively.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2015 or December 31, 2014, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2015 and September 30, 2014.

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

We did not record an income tax provision for the three and nine months ended September 30, 2015 and 2014 as we had a net taxable loss (the benefit of which was fully reserved) in the periods.

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which is convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for three and nine months ended September 30, 2015 and 2014.   The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(366,922)	$(558,342)	$(1,956,766)	$(1,604,493)

Denominator:
Weighted-average common shares outstanding	28,319,757	10,091,052	22,680,896	8,986,310

Basic and diluted net loss per share	$(0.01)	$(0.06)	$(0.09)	$(0.18)

Common stock warrants	19,091,578	5,019,006	19,091,578	5,019,006
Series A convertible preferred stock	1,913,070	2,078,070	1,913,070	2,078,070
Stock options	2,896,470	2,848,670	2,896,470	2,848,670
Convertible debt including interest	96,013	915,085	96,013	915,085
Excluded dilutive securities	23,997,131	10,860,831	23,997,131	10,860,831

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

NOTE 3 – INVENTORY

Inventory consists of the following at:

	September 30, 2015	December 31, 2014
Raw materials	$34,903	$202,591
Finished goods	233,945	43,849
	268,848	246,440
Less: reserve for excess and obsolete inventory	(151,064)	(151,064)
	$117,784	$95,376

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following at:

	September 30, 2015	December 31, 2014
Office equipment	$31,658	$27,507
Production equipment	90,899	86,999
Leasehold improvements	16,328	16,328
	138,885	130,834
Less: accumulated depreciation	(102,563)	(87,687)
	$36,322	$43,147

NOTE 5 – PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  Patent and license amortization is $3,372 and $3,371 for the three months ended September 30, 2015 and 2014, respectively and $10,112 and $11,071 for the nine months ended September 30, 2015 and 2014, respectively.

The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	September 30, 2015	December 31, 2014
Licenses and amortizable patents	$207,244	$207,244
Unamortized patents	178,878	166,159
Accumulated amortization	(40,681)	(30,569)
Patents and Licenses, net	$345,441	$342,834

NOTE 6 – ACCRUED EXPENSES

Accrued expenses (included with accounts payable) consists of the following at:

	September 30, 2015	December 31, 2014
Executive compensation	$327,285	$153,432
Other accruals	27,372	19,725
	$354,657	$173,157

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2015	December 31, 2014
Notes payable - current
7.85% unsecured, $473 due monthly	$-	$2,304
5.86% unsecured, $545 due monthly	4,268	-
7.85% unsecured, $314 due monthly	1,220	-
4.15% unsecured, $3,436 due monthly	-	23,726
10.00% unsecured, interest only, due on demand. Note was settled on May 29, 2015 in exchange for 250,000 shares of common stock. In addition, 500,000 3-year warrants were granted and vested with an exercise price ranging from $0.125 - $0.15. We calculated and posted a loss on the settlement in the amount of $32,500.	-	25,000
	$5,488	$51,030

Convertible notes payable, net
8% secured due on December 26, 2015 (net of discount related to beneficial conversion feature of $1,408 in 2015 and $7,746 in 2014), convertible into preferred stock at $5.00 per share.	$48,592	$42,254
6% unsecured, convertible into common stock at $2.00 per share, due on demand	50,000	50,000
10% unsecured due March 2015 (net of discount related to warrants of $0 in 2015 and $2,362 in 2014). Note and accrued interest were converted on May 7, 2015 for 275,000 shares of common stock. In addition, 550,000 3-year warrants were granted and vested with an exercise price ranging from $0.125 - $0.15.	-	22,638
10% unsecured due April 2015 (net of discount related to warrants of $0 in 2015 and $9,800 in 2014). Note and accrued interest were converted on April 30, 2015 for 1,100,000 shares of common stock. In addition, 2,200,000 3-year warrants were granted and vested with an exercise price ranging from $0.125 - $0.15.	-	90,200
10% unsecured due April 2015 (net of discount related to warrants of $0 in 2015 and $1,377 in 2014). Paid in full in April 2015.	-	8,623
8% unsecured due April 2015 (net of discount related to beneficial conversion feature of $0 in 2015 and $11,968 in 2014), This note was converted into 527,911 shares of common stock during first quarter 2015	-	30,532
8% unsecured due May 2015 (net of discount related to beneficial conversion feature of $0 in 2015 and $19,190 in 2014), $25,000 of this note was converted into 318,471 shares of common stock while the remaining $28,000 was repaid in cash during first quarter 2015.	-	33,810
10% unsecured due December 2015 (net of discount related to warrants of $0 and $4,620 in 2014). This note was converted in July 2015 for 322,500 shares of common stock In addition, 645,000 3-year warrants were granted and vested with an exercise price ranging from $0.125 - $0.15.	-	25,380
10% unsecured due December 2015 (net of discount related to warrants of $0 in 2015 and $1,727 in 2014) convertible price to be determined by the purchase price paid by investors in future offerings, not to exceed $1.50 per share	10,000	8,273
10% unsecured due October 2015 (net of discount related to warrants of $0 in 2015 and $1,805 in 2014) convertible price to be determined by the purchase price paid by investors in future offerings, not to exceed $1.50 per share. We are currently in contract extension negotiations.	10,000	8,195
10% unsecured due October 2015 (net of discount related to warrants of $0 in 2015 and $4,512 in 2014) Note and accrued interest were converted on May 21, 2015 for 275,000 shares of common stock. In addition, 550,000 3-year warrants were granted and vested with an exercise price ranging from $0.125 - $0.15.	-	20,488
8% unsecured due September 2015 (net of discount related to beneficial conversion feature of $0 in 2015 and $36,247 in 2014). This note was paid off in Q2.	-	17,253

	$118,592	$357,646

Convertible notes payable, net related party

0% unsecured due November 2015 (net of discount related to beneficial conversion feature of $274 in 2015 and $2,738 in 2014 and net of discount related to warrants of $286 in 2015 and $2,863 in 2014 and convertible into common stock at $0.30 per share.)	$14,440	$9,399
	$14,440	$9,399

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

On March 25, 2014, we entered into a line of credit arrangement.  The line of credit is $60,000 with an interest rate of prime plus 3.00%.  There are no loan covenants applicable to this line of credit and the amount outstanding as of September 30, 2015 is $57,923.  This liability is listed as a component of accounts payable and accrued expenses on the balance sheet.

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

Debt agreements from board member

On July 1, 2014, we entered into a promissory note due on October 31, 2014 at 0% in the principal amount of $15,000 with Dr. Philip Sobol, a member of our board of directors.  In conjunction with the note, we granted Dr. Sobol a five-year warrant to purchase 15,000 shares of common stock at $0.50 per share, which fully vested upon receipt of monies.  We calculated a discount on the granting of the warrants in the amount of $5,445 and expensed this during the third quarter 2014 to interest expense.  The note also contained a conversion feature where Dr. Sobol can convert the note into common stock at $0.50 per share.  We calculated and posted a discount related to this conversion feature of $7,545 and amortized it during the third quarter 2014.  During third quarter 2014, we agreed to an extension of the note until November 2015.  In exchange for the extension, we issued a seven-year warrant to purchase 15,000 shares of Entia’s common stock at $0.20 per share.  The extension also changed the conversion price on the note from $0.50 per share to $0.30 per share.  We posted a discount related to the new warrants of $3,435 and will amortize this over the life of the loan to interest expense.  We also posted a discount related to the beneficial conversion feature of $3,285 and will amortize this over the life of the loan to interest expense.  In addition, we also calculated the difference in fair value related to the modification of the conversion price.  We calculated a $27 difference and management decided not to post this loss.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

On May 26, 2011, our board of directors designated 350,000 shares of our authorized preferred stock as Series A preferred stock, $0.001 par value per share.  The Series A preferred stock is entitled to a liquidation preference, votes on an as-converted basis with our common stock on all matters as to which holders of common stock are entitled to vote, and is convertible into common stock on a one-for-ten basis.  In September 2015, our new executive management became aware that the 2011 designation of the Series A preferred stock by our board of directors was not authorized by the Company’s Articles of Incorporation.   As a result, the shares of Series A preferred stock issued by the Company were not duly authorized and, further, uncertainty exists as to the validity of the subsequent conversion by certain holders of Series A preferred stock of some of these shares into common stock.  On October 1, 2015, Nevada’s corporations statute was amended by means of Nevada Senate Bill No. 446 so as to allow retroactive correction of the aforementioned authorization issue through a ratification vote or consent of our shareholders (which excludes the vote or consent as to any shares of Series A preferred stock or any shares of common stock issued upon conversion of the Series A preferred stock).    We are undertaking to receive such ratification through a written consent solicitation of our shareholders.  We believe that we will be successful in obtaining this ratification, at which point all outstanding shares of our Series A preferred stock and, as the case may be, the common stock into which any of our Series A preferred stock  has been converted will be validly issued and outstanding.

During the third quarter 2015, one investor converted 1,500 shares of Series A preferred stock for 15,000 shares of common stock.

During second quarter 2015, two investors converted 8,000 shares of Series A preferred stock for 80,000 shares of common stock.

During second quarter 2014, two investors converted 44,162 shares of Series A preferred stock for 441,620 shares of common stock.

Common stock

During third quarter 2015, we issued shares of common stock for the following:
o	15,000 shares of common stock for conversion of 1,500 shares of Series A preferred stock,
o	418,750 shares of common stock with a value of $82,838 for services rendered,
o	193,856 shares of common stock in exchange for conversion of accounts payable in the amount of $22,776,
o	322,500 shares of common stock in exchange for conversion of notes payable in the amount of $30,000 plus accrued interest of $2,250,
o	567,901 shares of common stock for $40,168 cash, and
o	111,683 shares of common stock with a value of $14,072 in payment of accrued payroll.

During second quarter 2015, we issued shares of common stock for the following:
o	80,000 shares of common stock for conversion of 8,000 shares of Series A preferred stock,
o	4,350,000 shares of common stock issued for $435,000 in cash,
o	1,550,000 shares of common stock issued to the board of directors and executives valued at $310,000,
o	1,900,000 shares of common stock in exchange for conversion of notes payable in the amount of $175,000 plus accrued interest of $12,500,
o	2,050,923 shares of common stock in a cashless exchange for 2,158,867 warrants,
o	305,165 shares of common stock with a value of $96,732 in exchange for conversion of accounts payable, and
o	365,000 shares of common stock with a value of $78,913 for services rendered.

During first quarter 2015, we issued shares of common stock for the following:
o	28,000 shares of common stock for a value of $10,383 for services rendered,
o	430,000 shares of common stock issued for $85,005 in cash,
o	846,382 shares of common stock in exchange for conversion of notes payable in the amount of $67,500 plus accrued interest of $1,720, and
o	55,500 shares with a value of $11,100 in exchange for conversion of accounts payable.

During third quarter 2014, we issued shares of common stock for the following:
o	645,885 shares of common stock with a value of $77,200 upon conversion of $75,500 of convertible notes payable along with accrued interest of $1,700,
o	300,000 shares of common stock for conversion of 30,000 shares of Series A preferred stock,
o	2,592,570 shares of common stock in exchange for converting $777,770 of accrued salary to two key employees,
o	400,000 shares of common stock with a value of $107,882 in exchange for conversion of notes payable,
o	7,813 shares of common stock with a value of $5,000 for the conversion of accounts payable,
o	50,000 shares of common stock in conjunction with a distributor agreement value at $21,500. This amount is posted as a reduction in revenues, and
o	75,000 shares of common stock with a value of $33,713 for services rendered.

During second quarter 2014, we issued shares of common stock for the following:
o	151,126 shares of common stock with a value of $32,520 upon conversion of $30,000 of convertible notes payable along with accrued interest of $2,520,
o	23,000 shares of common stock with a value of $13,113 for services rendered,
o	441,620 shares of common stock in exchange for 44,162 shares of Series A preferred stock, and
o	80,000 shares of common stock with a value of $46,400 for the settlement of accounts payable in the amount of $149,421. We posted a gain on settlement in the amount of $103,021.

During first quarter 2014, we issued shares of common stock for the following:
o	64,700 shares of common stock for a value of $39,556 for services rendered,
o	79,293 shares of common stock for a value of $44,250 for services to be performed in the future, and
o	6,717 shares of common stock with a value of $4,501 for the settlement of accounts payable.

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

A summary of option activity under the stock option plan as of September 30, 2015 and changes during the nine months then ended is presented below:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number of	Exercise Price	Exercise	Contractual Term	Intrinsic
	Shares	Range	Price	(Years)	Value

Outstanding, December 31, 2013	2,352,099	$0.38 - $1.00	$0.51	7.90	199,505

Exercisable, December 31, 2013	1,810,344	$0.38 - $1.00	$0.52	7.88	138,707

Granted	624,571	$0.40 - $0.75	$0.52	6.49	-
Exercised	-	-	$-	-	-
Expired/Forfeited	110,200	$0.40 - $0.50	$0.48	9.51	-

Outstanding, December 31, 2014	2,866,470	$0.30 - $1.00	$0.48	8.96	-

Exercisable, December 31, 2014	2,321,001	$0.38 - $1.00	$0.47	9.50	-

Granted	30,000	$0.20	$0.20	5.00	-
Exercised	-	-	$-	-	-
Expired/Forfeited	-	-	$-	-	-

Outstanding, September 30, 2015	2,896,470	$.0.20 - $1.00	$0.46	11.24	-

Exercisable, September 30, 2015	2,652,799	$0.20 - $1.00	$0.45	11.66	-

The range of exercise prices for options outstanding under the 2010 Stock Incentive Plan at September 30, 2015 are as follows:

Number of	Exercise
shares	Price
190,000	$0.20
300,000	$0.30
55,000	$0.38
1,186,670	$0.40
10,000	$0.45
631,800	$0.50
160,000	$0.60
15,000	$0.62
100,000	$0.75
10,000	$0.81
200,000	$0.85
38,000	$1.00
2,896,470

At September 30, 2015, the Company had 1,803,530 unissued shares available under the Plan.  Also, at September 30, 2015, the Company had $119,011 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 11 years.

Warrants – Consulting Agreements

Outstanding warrants to purchase common stock are as follows:

Date of Issue	September 30, 2015	Exercise Price	Expiration
July-15	1,445,000	$0.125 - $0.15	07/2018
June-15	302,500	$0.125 - $0.15	06/2018
May-15	6,160,000	$0.125 - $0.23	05/2018 - 05/2022
April-15	6,160,000	$0.01 - $0.15	04/2018 - 04/2027
March-15	140,000	$0.10 - $0.75	03/2018 - 03/2022
February-15	-	$0.00	-
January-15	70,000	$0.30 - $0.50	01/2020
As of December 2014	7,271,454	$0.36 - $10.00	05/2015 - 10/2024
Total	21,548,954
Less:
Expired	298,509
Exercised	2,158,867
Total	19,091,578

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.  In determining the fair value of warrants, we employed the following key assumptions:

	September 30, 2015	December 31, 2014
Risk-Free interest rate	0.28% - 1.72%	0.28% - 2.97%
Expected dividend yield	0%	0%
Volatility	166.10% - 204.66%	182.81% - 222.30%
Expected life	3 - 7 years	3-10 years
	$0.14	$0.39

At September 30, 2015 and December 31, 2014, the weighted-average Black-Scholes value of warrants granted was $0.14 and $0.39, respectively.

On May 20 2015, the board of directors agreed to extend the warrants and options of all employees and the board of directors by 5 years from original date and to reduce the exercise price to $0.40, if favorable to holder.  We calculated a loss on modification of the warrants and options of $56,543 and have posted this expense during the second quarter.

In addition, on May 20, 2015, the Company agreed to extend the outstanding options of a consultant for 5 years and reduce their exercise price to $0.20.  We have calculated a loss on the modification in the amount of $4,524 and have posted this expense during the second quarter.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

On April 4, 2012, the Company entered into a Commercial Lease agreement with Lanz Properties, LLC for 13,081 square feet of office and warehouse space located at 13565 SW Tualatin-Sherwood Road, Suite 800, Sherwood, OR 97140.  The new lease commenced on June 1, 2012 and terminated on July 31, 2015.  No rent was payable until October 2012.  The base monthly rental rate started at $3,160, increasing to $3,260 in October 2013, and then $3,343 in June 2014.  The Company has straight-lined the full value of the lease agreement over the life of the lease and has recorded this amount monthly.  The amount of rent expense that is above the actual rent amount is recorded as deferred rent and is shown on the balance sheet in current liabilities as part of accounts payable and accrued expenses. The amount recorded for as of September 30, 2015 and 2014 is $0 and $5,406, respectively.

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

NOTE 11 – SUBSEQUENT EVENTS

On October 2, 2015, Marvin S. Hausman, MD resigned his position as Acting Chief Financial Officer.  He remains as Chairman of the Board of Directors of Entia Biosciences, Inc. and Chief Science and Technology Officer.  Also on October 2, 2015, the Board of Directors of Entia Biosciences, Inc. appointed Timothy Timmins to the positions of Executive Vice President, Chief Operating and Financial Officer.  Both changes are effective as of October 1, 2015.  The Company entered into employment agreements with both Messrs. Hausman and Timmins and both will perform their duties from company headquarters in Sherwood, Oregon.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Current Operations

Entia Biosciences, Inc. (Entia) is a biotechnology company engaged in the discovery, formulation, development, production and marketing of functional ingredients that can be used in branded medical foods, nutraceuticals, cosmetics and other products sold by Entia and third parties.  Our current portfolio of formulations contains ERGO D2®, vitamin D2, L-Ergothioneine and curcumin.

Through our wholly owned subsidiary Total Nutraceutical Solutions, Inc. (TNS), we currently market cosmeceutical and nutraceutical products under the GROH® and SANO™ brands directly to consumers online and through leading hair salons and other resellers in North America.  TNS currently offers  natural organic nutraceutical mushroom dietary supplement products, including ImmuSANO®, GlucoSANO®, and GROH®, which have been designed to nutritionally support the health of hair, skin and nails.  ImmuSANO addresses the nutritional needs and health of immune system and GlucoSANO nutritionally assists normal cellular function.

Our formulations, which contain highly potent antioxidants, have the nutritional potential to provide multiple health benefits, including enhancing iron homeostasis, reducing inflammation, supporting the immune system, promoting healthy joints, increasing stamina, and reducing stress and anxiety.  These naturally-occurring dietary substances have not been chemically altered, and we believe that they may provide both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.  We utilize novel clinical models, biomarkers, and analytical tools to validate the nutritional and clinical efficacy of our formulations and the products that incorporate them.  Research and development of new formulations and nutraceutical products are also performed under contract with outside laboratories including, but not necessarily limited to, the Department of Food Science, Pennsylvania State University.

Material Changes in Results of Operations for the Three and Nine Months ended September 30, 2015 and 2014.

Revenues and Cost of Goods Sold:

	For the Three Months Ended September 30,		Change
	2015	2014	$	%
Revenues	$68,048	$87,753	$(19,705)	-22.5%
Cost of Goods Sold	21,592	40,059	(18,467)	-46.1%

	For the Nine Months Ended September 30,		Change
	2015	2014	$	%
Revenues	$278,513	$355,014	$(76,501)	-21.5%
Cost of Goods Sold	99,940	136,083	(36,143)	-26.6%

Revenues.  Revenues are generated primarily from the sale of our ERGO D2® ingredients and our GROH® ERGO Boost line of beauty and wellness products as well as our mushroom-based nutraceutical dietary supplement products.  The decrease in revenues for the nine months ending September 30, 2015 from 2014 is due to a distribution agreement reached with exclusivity.  During the first three quarters of 2014, we were not limited to whom we could sell our products, thus our sales were higher.  During 2015, we are limited and the orders being received via this agreement has been restocking.

Cost of Goods Sold.   Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for the three months ended September 30, 2015 decreased due to higher freight-in costs incurred during third quarter 2014 to prepare for the large stocking order that occurred during the fourth quarter 2014.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses:

	For the Three Months Ended September 30,		Change
	2015	2014	$	%
Advertising & promotion expenses	$26,752	$42,368	$(15,616)	-36.9%
Professional fees	90,766	36,166	54,600	6.6%
Consulting fees	46,865	21,440	25,425	118.6%
General and Administrative expenses (including impairment of intangible assets)	215,864	361,438	(145,573)	-40.3%

	For the Nine Months Ended September 30,		Change
	2015	2014	$	%
Advertising & promotion expenses	$104,986	$77,454	$27,532	35.5%
Professional fees	190,777	123,382	67,395	54.6%
Consulting fees	410,339	315,032	95,307	30.3%
General and Administrative expenses	1,217,445	1,078,586	138,860	12.9%

Advertising and promotional expenses.  These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The decrease in these expenses during the three months ended September 30, 2015 was due to a large trade show that was sponsored during third quarter 2014.  The increase during the nine months ended September 30, 2015 was due to increased marketing costs incurred in 2015 that didn’t exist in 2014.

Professional fees.  These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The increase in professional fees from 2014 is due primarily to increased legal fees and expenses incurred in 2015. $48,000 of the increase is due to legal fees and $18,000 of these legal fees were paid in common stock.  There was an increase of $7,000 in fees related to stock issuances over 2014.

Consulting fees.  These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology, investment management and marketing management services.  The increase in these expenses from 2014 is due to increased consultants fees for their services during 2015.  The fees increased due to finder’s fees being paid consultants assisting us in raising capital.

General and administrative expenses.  These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation, product development, payroll and bad debt.  The decrease for the three months ended September 30, 2015 was due to compensation expense decreasing for employees who have left employment.  The increase for the nine months ended September 30, 2015 over 2014 is attributable to an increase in travel during 2015 and payment of stock bonuses to executive management and board members.

Material Changes in Financial Condition

At September 30, 2015, cash totaled $41,354, compared to $99,462 at December 31, 2014.  The primary reasons for the net decrease in 2015 are described below.  Working capital deficit was $(673,052) at September 30, 2015, compared to $(502,517) at December 31, 2014.  The change in working capital was due primarily to the increase in current liabilities and a decrease in cash and accounts receivable.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Nine Months Ended September 30,		Change
	2015	2014	$	%
Net cash provided by (used in)
Operating activities	$(477)	$(402)	$(75)	18.7%
Investing activities	(21)	(33)	12	-36.4%
Financing activities	440	484	(44)	-9.1%

Operating Activities.  The increase in net cash flows used from operating activities was due primarily to an increased collection of accounts receivable and an increase in accounts payable.

Investing Activities.  The increase in net cash flows used from investing activities was due primarily to an decrease of acquisitions of fixed assets and decrease in cash flows for patents.

Financing Activities.  The decrease in net cash flows from financing activities was due increased payments made on financing activities.

Future Liquidity.  We have a history of incurring net losses and negative operating cash flows.  We are also deploying new technologies and continue to develop commercial products.  Based on our cash on hand, income from operations, external financing and the degree to which we may reduce expenses while continuing operations, management believes it has sufficient funds to remain operational through December 2015.

We expect our revenues to increase during 2015.  Notwithstanding that expected increase in revenues, we anticipate that we will continue to generate losses in 2015 and therefore we may be unable to continue operations in the future.   In order for us to continue as a going concern and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues or reduce operating costs or take all of these actions.  We will require additional capital of at least approximately $135,000 to repay debt principal and accrued interest maturing during fourth quarter 2015 and we intend to raise the monies by undertaking one or more equity-based private placements.  In addition, of this $135,000, $60,000 in notes payable is now due and its conversion into our common stock is under discussion with the holder.  We are confident this note will be converted or otherwise settled prior to the end of our fiscal year.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce our operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction in operating costs could jeopardize our ability to launch, market, and sell new nutraceutical supplement products necessary to grow and sustain our operations.

Subsequent Events

On October 2, 2015, Marvin S. Hausman, MD resigned his position as Acting Chief Financial Officer.  He remains as Chairman of the Board of Directors of Entia Biosciences, Inc. and Chief Science and Technology Officer.  Also on October 2, 2015, the Board of Directors of Entia Biosciences, Inc. appointed Timothy Timmins to the positions of Executive Vice President, Chief Operating and Financial Officer.  Both changes are effective as of October 1, 2015.  The Company entered into employment agreements with both Messrs. Hausman and Timmins and both will perform their duties from company headquarters in Sherwood, Oregon.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and with our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2014, Item 9A filed on September 30, 2015 still exist, and therefore our disclosure controls and procedures were not effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

As of September 30, 2015, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not party to any material litigation, however, management has become aware of threatened litigation from a single party with respect to a note payable, along with other potential allegations.  We believe that this situation will be settled in due time, without material effect to the company or its future operations.

Item 1A.  Risk Factors

See Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and the discussion above in Part I, Item 2, under " Liquidity and Capital Resources.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During third quarter 2015, we issued shares of common stock for the following:
o	418,750 shares of common stock with a value of $82,838 for services rendered to seven consultants,
o	128,262 shares of common stock in exchange for conversion of accounts payable in the amount of $19,732 to Neuroscience Institute on August 25, 2015,
o	37,763 shares of common stock in exchange for conversion of accounts payable in the amount of $4,950 to Lilly-Tavio Media Group on July 9, 2015,
o	27,831 shares of common stock in exchange for conversion of accounts payable in the amount of $5,000 to Catalyst Research Management Group on August 6, 2015,
o
322,500 shares of common stock, 322,500 3-year warrants to purchase common stock at an exercise price of $0.125 and 322,500 3-year warrants to purchase common stock at an exercise price of $0.15 in exchange for conversion of short-term note payable in the amount of $30,000 plus accrued interest of $2,250 to Thomas Lark on July 27, 2015,

o
400,000 shares of common stock to 3 investors for $40,000 cash.  In addition, Entia granted 400,000 3-year warrants to purchase common stock exercisable at $0.125 and 400,000 3-year warrants to purchase common stock exercisable at $0.15,

o	167,901 shares of common stock with a value of $168 in exchange for exercise of warrants to William Meyer on September 11, 2015, and
o	111,683 shares of common stock with a value of $14,072 in payment of accrued payroll to William Meyer on September 8, 2015.

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

Entia Biosciences, Inc.

November 13, 2015	By:	/s/ Carl J Johnson,
Carl J. Johnson Chief Executive Officer (Principal Executive Officer)

By:	/s/ Marvin Hausman, M.D.
Marvin Hausman, M.D. Chief Science and Technology Officer (Acting Principal Financial and Accounting Officer)