Form 10-K
period 2015-12-31
Entia Biosciences, Inc.
filed 2016-04-14
CIK 1408299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015.
OR
☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

000-52864
(Commission file number)

Entia Biosciences, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-0561199
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

13565 SW Tualatin-Sherwood Road, Suite 800, Sherwood, OR 97140
(Address of principal executive offices)

(971) 228-0709
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

Large accelerated filer ☐      Accelerated filer ☐      Non- accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $1,663,019 based on the stock market price of the company’s shares on June 30, 2015.  Shares of common stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of the issuer’s common stock as of April 13, 2016 is 28,134,777 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Report on Form 10-K and the documents incorporated by reference include “forward-looking statements.” To the extent that the information presented in this Report on Form 10-K discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “expects,” “plans” and “proposes.”  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections of this Report on Form 10-K.  These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements.  When considering forward-looking statements in this Report on Form 10-K, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis” sections below, and other sections of this Report on Form 10-K.

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  It is important to note that our actual results could differ materially from those included in such forward-looking statements.  There are many factors that could cause actual results to differ materially from the forward-looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 11 of this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I
Item 1.  Business

Background

Entia Biosciences, Inc. (“Entia”) develops patented, pharmaceutical-grade organic compounds, including a foundational compound called ErgoD2®.  We believe that ErgoD2 improves iron homeostasis and mitigates iron-related disorders presenting in anemia, chronic kidney disease and select neurodegenerative diseases.  Our goal is to clinically validate and commercialize ErgoD2 through the medical food and OTC supplement channels.  We also develop and market health-related nutraceuticals and cosmeceuticals.

We have licensed a patent that gives us the exclusive worldwide rights to the methods for identifying and obtaining compounds, such as ErgoD2, capable of modulating the genetic transporter for L-ergothioneine (“Ergo”).  Ergo is a powerful amino acid that is essential to life.  Ergo cannot be synthesized by mammals but is acquired exclusively from the diet and, most importantly, must be carried by this unique and specific ergothioneine transporter (human gene symbol SLC22A4) to cells throughout the body.  We have also licensed the exclusive rights to UV light enrichment technology for ergocalciferol, the food-based version of vitamin D2.  Vitamin D deficiency, has been linked to a variety of serious medical conditions.  We believe that both of our patent licenses and patents pending, along with several other elements of our intellectual property portfolio that address a variety of diseases, give us a competitive advantage in the use of ErgoD2 as a medical food, a nutraceutical and a cosmeceutical.

Since 2011, we have been conducting pre-clinical and clinical pilot studies evaluating proprietary organic compounds, such as ErgoD2, that contain elevated concentrations of these two nutrients and other important co-factors found in mushrooms.  These and other research studies have confirmed significant transporter activity in anemia/diabetes, arthritis, alopecia areata (hair loss) and other serious non-communicable chronic conditions.  These studies have also revealed significant observable improvements in symptoms and disease-associated biomarkers in patients with anemia/diabetes, Parkinson’s disease, and chronic kidney disease.  We have also conducted several immunohistochemistry (“IHC”) studies that have confirmed significant ergothioneine transporter ("ETT") activity at the sites of rapidly dividing cells (macrophages and stem cells), suggesting that Ergo is genetically required to prevent/repair damage from free radicals and oxidative stress as well as to support the production/maintenance of healthy cells.  All of these results suggest an important physiologic role for Ergo in chronic diseases, particularly iron-related disorders and auto-immune conditions that afflict millions of people worldwide.

We have filed patent applications on the use of ErgoD2 in several therapeutic and non-therapeutic applications and have commenced or will commence follow-on studies to confirm our positive initial clinical results in larger patient populations, with the objective of releasing our branded medical foods for the treatment of a variety of afflictions.  We anticipate these afflictions to include chronic kidney disease, autism, Parkinson's disease, multiple sclerosis and psoriasis, to name a few.   We plan to explore other important potential therapies as our funding allows.  OTC-strength versions of these formulations and other consumer-oriented products for the general wellness and beauty markets are currently being offered online and through a limited number of resellers by our wholly owned subsidiary, Total Nutraceutical Solutions (“TNS”).  In 2014, the Company signed its first national distribution agreement for GROH®, a boutique medical luxury line of hair and skin care products being distributed through professional high-end salons and day spas.

Our Business

ErgoD2 is a proprietary pharmaceutical-grade organic compound created from whole foods that contain the micro-nutrients L-ergothioneine, an amino acid that has a dedicated transporter (SLC22A4) in every human being, and vitamin D2 that has been naturally enriched using our licensed patent technology.  These genetically required nutrients have recently been implicated by independent scientists in metabolic iron regulation and intracellular iron chelation/transportation, indicating their therapeutic potential.  We believe that our ErgoD2 platform may play an essential role in achieving iron homeostasis in various disease states and will be the core of our innovative medical food therapies.  Our clinical studies aim to evaluate the nutritional effects of ErgoD2 in iron homeostasis, red blood cell production, neuronal function, and the immune system.  We hope to further prove that our medical foods containing ErgoD2 are applicable to and will aid in the nutritional management of diseases such as chronic kidney disease, autism, Parkinson’s disease, multiple sclerosis, psoriasis and others.

Chronic kidney disease.  During 2015, we have undertaken our first major clinical study focused on a particular disease – chronic kidney disease (“CKD”).  In the United States alone, more than one in ten adults or approximately 25 million persons suffer from early to late-stage CKD.  Most CKD patients only see a primary care physician and have limited access to therapy beyond suggested lifestyle modifications (dietary restrictions and iron supplementation).  The prevalence of anemia is approximately 16% in CKD or four million people. In addition, more than 600,000 U.S. patients are being treated for end-stage renal disease by dialysis or kidney transplantation.  We believe that our medical food product will become a widely used, cost-effective companion therapy in treating this disease, reducing mortality risks and improving quality of life.  This combinational approach also seeks to reduce the amount of erythropoiesis-stimulating agents ("ESAs") and other expensive drugs needed for treatment, dramatically increasing the bottom line for dialysis providers that are subject to capped reimbursement rates.  According to the National Kidney Foundation, about $68 billion was spent in treating CKD patients in 2013, not including prescription medications.  Accordingly, we believe that CKD offers a significant opportunity for Entia.

Other diseases.  Several additional market opportunities in which ErgoD2 may apply are available to Entia in the form of other diseases.  For example, autism affects over three million individuals in the U.S. and tens of millions worldwide and U.S. government autism statistics suggest that prevalence rates have increased ten to 17 percent annually in recent years. As other examples, there are more than one million people living with Parkinson’s disease in the U.S. and another 300,000 with multiple sclerosis.  In our opinion, ErgoD2 does not just apply in CKD, autism or Parkinson’s, but also potentially in a number of auto-immune conditions in which iron is a factor, including diabetes, rheumatoid arthritis (joints), psoriasis (skin/nails), and alopecia (hair).

Medical Foods

We intend to integrate into these existing market opportunities by leveraging the regulatory advantages contained in the Orphan Drug Act (21 U.S.C. 360ee (b) (3)) and the 1988 Orphan Drug Act Amendments related to medical foods.  Medical foods are foods that are specially formulated and intended for the dietary management of a disease that has distinctive nutritional needs that cannot be met by normal diet alone. Unlike common OTC supplements for general wellness, which are not allowed to make claims of efficacy, medical foods are used under medical supervision to tackle nutritional deficiencies related to a specific medical condition or disease being treated.  When used in conjunction with existing medical therapies, medical foods may also reduce required medication dosages and can be effective in preventing or reducing the associated side effects.  Although medical foods are regulated by the U.S. Food and Drug Administration (“FDA”) under the Food Drug and Cosmetic Act regulations 21 CFR 101.9(j) (8), they are not required to undergo premarket review or approval by the FDA.  Additionally, they are exempted from the labeling requirements for health claims and nutrient content claims under the Nutrition Labeling and Education Act of 1990.  Also, this significantly decreases the overall timing, investment, and risks typically associated with bringing a new pharmaceutical to market.

A medical food, as defined in the Orphan Drug Act, is "a food which is formulated to be consumed or administered enterally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation." A food is subject to this exemption only if:
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
  It is intended to be used under medical supervision; and
  It is intended only for a patient receiving active and ongoing medical supervision wherein the patient requires medical care on a recurring basis for, among other things, instructions on the use of the medical food.
To bring our ErgoD2-based medical foods to market, we plan to clinically validate their efficacy through independent studies that will comprehensively evaluate disease-associated biomarkers and their relationship with markers of iron regulation, and assess the ability to improve quality of life and health.  Our upcoming follow-on clinical studies will focus on neurodegenerative and auto-immune conditions, as funding allows.

ErgoD2

Our ErgoD2 formulations utilize organically cultivated specialty mushrooms available from a number of domestic and international suppliers.  These mushroom-based products are a food and are generally regarded as safe ("GRAS").  Our market and scientific research has identified mushroom species and suppliers to provide the superior nutritional profiles for our ErgoD2 formulations.  We systematically test our raw and finished ingredients to ensure quality control and confirm that these nutritional profiles are maintained.

The mushroom fruit bodies are dried, milled into powder, blended, and then enhanced using a patented UV light enrichment process that naturally increases vitamin D2 content by over 2000% within seconds.  We have also developed extraction methods that separate the Ergo and other water-soluble cofactors from the D2, chitin-glucans and other solids contained in the UV-enriched powder.  These functional ingredients can then be encapsulated or used in medical foods and other branded products.  Our manufacturing processes for ErgoD2 are 100% USDA certified organic and are currently being performed in-house by Entia technicians.  We intend to expand our manufacturing capacity and efficiency as funding allows.

Functional Ingredients

L-ergothioneine (Ergo) is a naturally occurring amino acid and master antioxidant that mammals are incapable of producing.  Acquired exclusively from the diet, Ergo is carried to cells throughout the body by a unique and specific genetic transporter (human gene symbol SLC22A4).  Research studies and peer-reviewed articles have reported that Ergo has the ability to act as a chelator and/or regulator for iron and is a potent cytoprotectant that is required for normal cell physiology and DNA protection from free radicals.

Working with Lifespan Biosciences in 2011 and 2012, we identified an antibody that detects Ergo transporter activity in both human and animal tissues using immunohistochemistry (IHC).  Our research has confirmed high concentrations of the Ergo transporter in a number of serious non-communicable chronic conditions and at the sites of rapidly dividing cells (macrophages and stem cells) suggesting the body genetically requires Ergo to prevent and/or repair damage from inflammation and free radicals and to support the production and maintenance of healthy cells.

Vitamin D is an essential antioxidant that is frequently called the “sunshine vitamin.”  Vitamin D can be manufactured in mammals through skin exposure to sunlight or ingested from the diet.  Like Ergo, sufficient levels of vitamin D are vital to upkeep of a strong immune system and cell proliferation and differentiation.  Deficiency has been linked to various health problems including CKD, hair loss, obesity, diabetes, cancer, heart disease, inflammatory illnesses, depression, multiple sclerosis, and other neurodegenerative diseases.

Vitamin D is primarily available in two active forms, ergocalciferol (vitamin D2) and cholecalciferol (vitamin D3), and is an important food additive currently used in a variety of fortified food products including milk, margarine, cereal, orange juice, and vitamin supplements.  Vitamin D2 is plant-based and produced in naturally high concentrations within mushrooms.  Ingestible forms of vitamin D3 are typically non-vegan and extracted from animal lanolin or chemically synthesized.  Entia’s patented UV light enrichment technology naturally increases the D2 content in mushrooms by more than 2000% within seconds.

Our Products

We have been developing and studying the application of our ErgoD2 platform technology and functional ingredients in medical foods and other consumer health and wellness brands that address significant, high dollar-value market opportunities.  Although our primary focus will be on medical foods, we have developed and market both nutraceuticals (supplements) and cosmeceuticals.

Patent License and Acquisition Agreements

In March, 2010, Entia acquired from the University of Cologne, Cologne, Germany, an exclusive license to the patent application entitled; “Identification of Ergothioneine Transporter and Therapeutic Uses Thereof.”  Patent application No. PCT/EP 2005/005613 entitled; “Identification of Ergothioneine Transporter and Therapeutic Uses Thereof.” Filed on May 24, 2005, U.S. Patent Application No. 11/569,451 filed on June 25, 2007.  On March 9, 2010 Entia acquired from the University of Cologne, Cologne, Germany, an exclusive license agreement to this patent application.  Issued in the Nation of Canada in 2012.; Issued in the U.S. and Israel in 2013.

In June 2010, Entia acquired from The Penn State Research Foundation (PSRF) an exclusive license to U.S. patent application No. 12/386,810 entitled “Methods of Use and Rapid Generation of Vitamin D2 from Mushrooms and Fungi Using Pulsed UV-light.” filed on April 23, 2009 and based on 61/047,268 entitled “Methods and Compositions for Improving the Nutritional Content of Mushrooms and Fungi” filed April 23, 2008.  Issued in the United States in 2013 and issued in Canada in 2014.

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

The following patent applications were assigned to us by our Chief Science and Technology Officer, Marvin S. Hausman, MD, and where applicable, other inventors:

•	U.S. patent application No. 61/277,150, filed September 21, 2009, entitled “Vitamin Fortified Mushrooms and Fungi for Increasing Survivability and Longevity."

•	U.S. patent application No. 61/280,578, filed November 5, 2009, entitled “Vitamin Fortified Mushrooms and Fungi for Increasing Resistance to Oxidative Stress."

•
U.S. patent application No. 61/335,394, filed January 6, 2010, entitled “Vitamin D Enriched Mushrooms and Fungi for Treating Alzheimer’s Disease, Taupathies, and Other Disease States Associated with Amyloid Precursor Protein.”

•
U.S. patent application No. 12/887,276, PCT US10/49684, filed on September 21, 2010, entitled: “Vitamin D2 Enriched Mushrooms and Fungi for Treatment of Oxidative Stress, Alzheimer’s Disease and Associated Disease States.”

•	U.S. patent application No. 61/496,321, filed on June 13, 2011, entitled “A Nutritional Approach to the Control of Anemia and Prevention of Associated Comorbid States with the Use of Ergothioneine.”

•
International application published on December 20,2012, PCT/US2012/042131; Entitled: “A Nutritional Approach to the Control of Anemia, Diabetes and Other Diseases or Conditions and Prevention of Associated Comorbid States with the Use of Ergothioneine.”

•	U.S. patent application No. 61/581,480, filed on December 29, 2011, entitled “A Nutritional Approach to the use of Ergothioneine for Hair and Nail Growth.”

•	International application filed December 21,2012, PCT/U.S.12/71170; Entitled: “A Nutritional Approach to the Use of Ergothioneine and Vitamin D2 for Hair, Nail and Skin Growth.”

•	PCT/U.S. 2008/056234, Serial number 12/529,859, entitled “Use of Ergothioneine as a Preservative in Foods and Beverages,” issued in Canada in 2011.

•
U.S. patent application No. 13/363,579, filed on February 1, 2012, entitled “Anti-inflammatory Approach to Prevention and Suppression of Post-Traumatic Stress Disorder, Traumatic Brain Injury, Depression, and Associated Disease States.”

•	PCT/U.S. 13/47853, filed on June 26,2013, entitled “A Nutritional Approach to Improving Athletic Performance and Reducing Injury with L-Ergothioneine and/or Vitamin D2.”

On November 10, 2009, we acquired rights to the patent application PCT/U.S. 2008/056234 Serial number 12/529,859 entitled “Use of Ergothioneine as a Preservative in Foods and Beverages.”  The transfer of the patent to Entia was subject to an “Assignment and Assumption” agreement between Dr. Philip Sobol, Dr. Robert Beelman, and Dr. Marvin Hausman.  Under that agreement, Entia agreed to issue a maximum of 150,000 shares of common stock to the assignors upon the first to occur of the following events: upon issuance of the patent in the U.S. (100,000 shares), upon issuance of the patent in the first European Union jurisdiction (50,000 shares), if Entia enters into a license agreement for the patent with any third party (150,000 shares), or upon the successful commercialization of any product or technology covered by the patent (50,000 shares).  Upon the successful commercialization of any product or technology covered by the patent, we will pay the assignors a royalty equal to 3% of net sales of any such product or technology and/or 20% of any sublicensing payments if the patent is sublicensed.  The patent was issued in Canada in February 2011 and 100,000 shares were issued on April 27, 2011.

Production, Distribution and Marketing

In 2012, Entia began to integrate the enrichment, encapsulation and bottling process of its supplement products into its manufacturing, fulfillment and operation center located in Sherwood, Oregon.  During 2013, we expanded our production capabilities to include the manufacturing & bottling process related to our GROH-branded soaps, lotions and conditioners.

We utilize several methods of marketing and distribution for our branded products.  Consumer products are marketed direct to the consumer primarily through the internet utilizing a variety of e-commerce channels, such as, direct email marketing, social media outlets and e-commerce sites like Totalnutraceutical.com and Amazon.com.  Our GROH line of products are primarily marketed to reseller networks made up of high-end salons and day spas.  We have also engaged several distribution partners to accelerate the launch of the products within the salon and spa industry.

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

The success of new product introductions depends on various factors, including, but not limited to the following:

•	proper new selection;
•	availability of raw materials;
•	pricing of raw materials;
•	timely delivery of new products;
•	regulatory allowance of the products; and
•	customer acceptance of new products

We face challenges in developing new products, primarily those of funding development costs and diversion of management time.  On a regular basis, we evaluate opportunities to develop new products through product line extensions and product modifications.  There is no assurance that we will successfully develop product line extensions or integrate newly developed products into our business.  In addition, there are no assurances that newly developed products will contribute favorably to our operations and financial condition.  Our failure to develop and introduce new products on a timely basis could adversely affect our future operating results.

Industry

Our markets, particularly the nutritional supplements and beauty industries are intensely competitive.

Nutritional supplements (nutraceuticals) - includes companies that manufacture and distribute products which are generally intended to enhance the body's performance as well as to enhance well-being.  Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom.  Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA").  Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients.  However, they are subject to many existing and proposed new regulations regarding labeling and advertising of such products.  See “Government Regulation” below.

Beauty (cosmeceuticals) - The beauty industry today encompasses far more than cosmetics and skin care products, though they are still a significant portion of the sector.  A wide range of services and products are available and the beauty industry now also encompasses hair styling and hair removal, nail and tanning salons, massage parlors, shower and shaving products, perfumes, colognes and more.

Competition

Nutritional supplements industry.  The nutritional supplements industry (which includes nutraceutical and medical foods) is quite fragmented, with many small and large companies participating.  The fragmented nature of the industry offers scope for mergers, acquisitions and new companies to rise to leadership positions provided they bring new innovative products to the market.  The major players in the global nutritional supplements industry include Atrium Innovations, Glanbia Plc, NBTY Inc., and Herbalife Ltd.

These companies market and distribute their products through various channels including: retail, multi-level marketing, e-commerce, and direct to consumer marketing (direct mail, TV & Radio infomercials, and email).

The market is highly sensitive to the introduction of new products and management has positioned Entia as an emerging nutraceuticals company with collaborative research projects at major universities, including but not limited to Massachusetts General Hospital, Pennsylvania State University, and the University of Cologne.  This position has allowed us to license and build upon a significant portfolio of intellectual property, which is being utilized to secure proprietary nature of our manufacturing process and our intended new products applications.  Furthermore, we will align our products, when advantageous, to take advantage the protection granted under the Orphan Drug Act, which allows for the development of medical foods to treat specific disease conditions.  This approach will aid us in introducing specific, innovative medical foods products rapidly to market.

Beauty industry.  The beauty industry is characterized by the skin care, makeup, fragrance and hair care products and undergoes vigorous competition throughout the world.  Brand recognition, quality, performance and price have a significant impact on consumers’ choices among competing products and brands.  Advertising, promotion, merchandising, the pace and timing of new product introductions, line extensions and the quality of in-store demonstrations also have a significant impact on consumers’ buying decisions.

The GROH brand is a boutique medical luxury line which seeks to align itself within the ‘Beauty of Wellness’ category of professional products.  The Beauty of Wellness category is becoming more attractive to high-end salons and day spas seeking to increase revenue growth through retail product offerings without having to replace their existing hair and skincare products lines.  Consumers within this category are seeking to support their healthy lifestyle changes and are seeking products that are natural and effective but free of dyes, chemicals, parabens, and the like.  We compete against a number of companies, some of which have substantially greater resources than we do.

Our principal competitors consist of large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names.  They include, among others, L’Oreal S.A.; Shiseido Company, Ltd.; LVMH Moët Hennessey Louis Vuitton; Coty, Inc.; The Procter & Gamble Company; and Avon Products, Inc.  We also face competition from a number of independent brands, as well as some retailers that have developed their own beauty brands.

Government Regulation

The term “medical food” means a food which is formulated to be consumed or administered under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation.

In the Nutrition Labeling and Education Act of 1990 (“NLEA”), Congress incorporated the definition of medical foods contained in the Orphan Drug Amendments of 1988 into 21 U.S.C. § 343(q)(5)(A)(iv) of the Federal Food, Drug and Cosmetic Act (“FDCA”) and exempted medical foods from the nutrition labeling, health claim, and nutrient content claim requirements applicable to most other foods.  The final rule on mandatory labeling (58 FR 2079 at 2151, January 6, 1993) exempted medical foods from the nutrition labeling requirements and incorporated the statutory definition of a medical food into the agency’s regulations in regulation 21 C.F.R. § 101.9(j)(8).  The FDA enumerated criteria that were intended to clarify the characteristics of medical foods.  The regulation provides that a food may claim the exemption from nutrition labeling requirements only if it meets the following criteria:

▪
It is a specially formulated and processed product (as opposed to a naturally occurring foodstuff used in its natural state) for the partial or exclusive feeding of a patient by means of oral intake or enteral feeding by tube;

▪
It is intended for the dietary management of a patient who, because of therapeutic or chronic medical needs, has limited or impaired capacity to ingest, digest, absorb, or metabolize ordinary foodstuffs or certain nutrients, or who has other special medically determined nutrient requirements, the dietary management of which cannot be achieved by the modification of the normal diet alone;

▪	It provides nutritional support specifically modified for the management of the unique nutrient needs that result from the specific disease or condition, as determined by medical evaluation;
▪	It is intended to be used under medical supervision; and
▪
It is intended only for a patient receiving active and ongoing medical supervision wherein the patient requires medical care on a recurring basis for, among other things, instructions on the use of the medical food.

Medical Foods are Protected Under the Proxmire Amendments and DSHEA

Congress enacted legislation (Pub. L. 94-278, Title V, April 22, 1976) that became section 411 of the act (21 USC 350) (known as the “Proxmire Amendment”).  This amendment prevents the FDA from classifying any vitamin or mineral as a drug solely because it exceeds a potency level that is deemed to have a nutritionally sound rationale.  In order to be excluded from regulation as a "drug" under the provisions of 21 USC § 350(a) and 21 USC § 350(b) or, in other words, in order to be a food to which 21 USC § 350 applies, a product must, under the definition of that phrase in 21 USC § 350(c), be a food for humans which is a food for special dietary use, (A) which is [a] vitamin . . . , and (B) which – (i) is intended for ingestion in tablet, capsule, powder, softgel, gelcap, or liquid form, or (ii) if not intended for ingestion in such a form, is not represented as conventional food and is not represented for use as a sole item of a meal or of a diet.  (See United States v. Ten Cartons, 888 F. Supp. 381, 1995 U.S. Dist. LEXIS 3925 (E.D.N.Y.1995)).

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.  In our industry, environmental laws are anticipated to apply directly to the owners and operators of companies.

Employees

We currently have six full-time employees and one part-time employee.  Depending upon demand, we occasionally utilize a number of additional part-time employees to manufacture and produce products.

Item 1A. Risk Factors.

Risk Factors Relating to Our Company

We have significant outstanding interest-bearing debt which we must repay from limited operating and financing cash flows.

We currently have aggregate convertible debt in the principal amount of $185,000 at annual interest rates ranging from 6% to 10%.  Of this aggregate principal debt, $50,000 plus accrued interest at 8% per annum is due on November 25, 2018 and $50,000 plus accrued interest is in litigation ($85,000 of this debt has been rolled over to maturities ranging from one to three years.)  Much of the debt is convertible into shares of our Company at the option of the payee and, under certain circumstances, at our option.  Given that our revenues have not been sufficient to allow for repayment of this debt, we will likely have to undertake financings involving new debt or equity securities to repay these obligations as they come due or further extend their maturities.

We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations, including our debt, pay our significant accounts payable and accrued expenses of $1,018,752 and develop and sustain our operations could result in reducing or ceasing our operations. Additional financing may not be available on acceptable terms, if at all, and our failure to raise sufficient capital in a timely manner could negatively impact our growth strategy or otherwise materially adversely affect our business.  Additional equity financing may be dilutive to the holders of our common stock, and debt financing may involve significant cash payment obligations and financial or other business covenants that restrict our ability to operate our business as we might otherwise choose.  If we are unable to raise sufficient funds from additional borrowing, private placements or public offerings to meet our debt obligations, we may default on that debt, leaving us unable to continue in business.  If we do not pay certain creditors of our accounts payable, we may lose crucial services rendered to our Company.  Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about our ability to continue as a going concern.

We expect losses in the future.

We have generated limited revenues and we expect losses over the next year since we have modest revenues to offset the expenses associated in executing our business plan.  As disclosed in this annual report on Form 10-K for the year ended December 31, 2015, our revenues decreased substantially from $656,342 for the fiscal year ended December 31, 2014 to $346,910 for the fiscal year ended December 31, 2015 with a net loss decreasing from $(2,296,591) for the fiscal year ended December 31, 2014 to $(2,260,050) for the fiscal year ended December 31, 2015.  We are unable to give any assurance that we will ever be successful in generating substantial revenues in the future or becoming profitable.  We recognize that if we are unable to generate substantial revenues, we will not be able to earn profits or continue operations as a going concern.  There is only a limited corporate history upon which to base any assumption as to the likelihood that we will be successful, and we can provide investors with no assurance that we will generate substantial operating revenues or ever achieve profitable operations.

As discussed in the Notes to the Consolidated Financial Statements included in this annual report for our fiscal year ended December 31, 2015 we had a working capital deficit of $(1,111,458).  We had a net loss of $(2,260,050) for the year ending December 31, 2015 and an accumulated deficit of $(13,076,992) from inception (on July 19, 2007) through December 31, 2015.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their audit report.  Our ability to continue as a going concern is dependent upon our generating sufficient operating cash flow from operations and other financing activities.  We may not be successful in addressing these issues.  If we cannot continue as a going concern, our stockholders may lose their entire investment in the Company.

Our future profitability is uncertain.

We cannot predict our ability to achieve profitability.  Our research and development expenses are expected to increase as we develop and clinically test new potential products.  As evidenced by the substantial net losses during 2015 and 2014, losses and expenses may increase and fluctuate from year to year.  There can be no assurance that we will ever achieve profitable operations.

To date, we have been unable to operate profitably.  In order to establish our business, we will likely incur additional expenses for additional personnel, marketing and advertising, information systems, rent and other overhead to support these activities.  We therefore expect to incur substantial operating losses for the foreseeable future.  Our ability to become profitable depends on our ability to successfully develop and market our products and operations, while maintaining reasonable expense levels, all of which are uncertain in light of our absence of any prior profitable operating history.

We may not be able to successfully put in place the necessary financial, administrative, and managerial structure and the development of such structure will require a significant amount of management's time and other resources.

Our financial results have fluctuated in the past and may fluctuate in the future, which may cause volatility in our valuation.

Our operating results have fluctuated in the past and we expect our future quarterly and annual operating results to fluctuate as we focus on increasing healthcare provider and consumer demand for our products.  These fluctuations could cause the value of our enterprise and, accordingly, the value of our common and preferred stock or other securities to decline or significantly fluctuate.  Some of the factors that could cause our operating results to fluctuate include:

•	limited visibility into and difficulty predicting the level of activity in individual health care providers’ practices from quarter to quarter;
•	weakness in consumer spending as a result of the slowdown in the United States economy and global economies;
•	changes in relationships with distributors;
•
changes in the timing of receipt of product orders during a given quarter which, given our cycle time and the delay between case receipts and case shipments, could have an impact on which quarter revenue can be recognized;

•	fluctuations in currency exchange rates against the U.S. dollar;
•	changes in product mix;
•
our inability to predict from period to period the number of healthcare professionals recommending or otherwise depending on our products as part of a treatment regimen, which may impact the timing of when revenue is recognized;

•	seasonal fluctuations in the number of doctors in their offices and their availability to take appointments;
•	success of or changes to our marketing programs from quarter to quarter;
•	timing of industry tradeshows;
•
changes in the timing of when revenue is recognized, including as a result of the introduction of new products or promotions or as a result of changes to critical accounting estimates or new accounting pronouncements;

•	changes to our effective tax rate;
•	unanticipated delays in production caused by insufficient capacity or availability of raw materials;
•
any disruptions in the manufacturing process (external to us), including unexpected turnover in the labor force or the introduction of new production processes, power outages or natural or other disasters beyond our control;

•	the development and marketing of directly competitive products by existing and new competitors;
•	major changes in available technology or the preferences of customers may cause our current product offerings to become less competitive or obsolete;
•	aggressive price competition from competitors;
•	costs and expenditures in connection with litigation;
•	the timing of new product introductions by us and our competitors, as well as customer order deferrals in anticipation of enhancements or new products;
•
disruptions to our business due to political, economic or other social instability, including the impact of an epidemic any of which results in changes in consumer spending habits, consumers unable or unwilling to visit health care professionals, as well as any impact on workforce absenteeism;

•	inaccurate forecasting of net revenues, production and other operating costs; and
•	investments in research and development to develop new products and enhancements.

To respond to these and other factors, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations.  Most of our expenses, such as employee compensation and lease payment obligations, are relatively fixed in the short term.  Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels.  As a result, if our net revenues for a particular period fall below our expectations, whether caused by changes in consumer spending, consumer preferences, weakness in the U.S. or global economies, changes in customer behavior related to advertising and prescribing our product, or other factors, we may be unable to adjust spending quickly enough to offset any shortfall in net revenues.  Due to these and other factors, we believe that period-to-period comparisons, particularly quarter-to-quarter comparisons, of our operating results may not be meaningful.  You should not rely on our results for any one quarter or other period as an indication of our future performance.

Our future success may depend on our ability to develop, gain regulatory approval for and successfully introduce and achieve market acceptance of new products.

Although we are now only subject to limited amounts of government regulation, our future success may depend on our ability to develop, manufacture, market, and obtain regulatory approval or clearance of new products.  Complying with future government regulation may be an expensive and time-consuming process, and failure to comply could result in substantial penalties.  There can be no assurance that we will be able to successfully develop, sell and achieve market acceptance of these and other new products and applications and enhanced versions of our existing product, related technology and intellectual property.  The extent of, and rate at which, market acceptance and penetration are achieved by future products, related technologies and intellectual property is a function of many variables, which include, among other things, our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;
•	include functionality and features that address customer requirements;
•	allocate our research and development funding to products with higher growth prospects;
•	anticipate and respond to our competitors’ development of new products and technological innovations;
•	effectively differentiate our product offerings from our competitors’ product offerings;
•	innovate and develop new technologies and applications;
•	if and when applicable, effectively communicate the availability of third-party reimbursement of procedures using our products;
•	obtain adequate intellectual property rights; and
•	encourage customers to adopt new product technologies.

If we fail to accurately predict customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products, related technologies and intellectual property that do not lead to significant revenue.  Even if we successfully innovate and develop new products and produce enhancements, the related clinical studies are expensive and time consuming and we may incur substantial costs in undertaking such studies, and our profitability may suffer.

Our ability to market and sell new products may also become subject to government regulation, including approval or clearance by the United States Food and Drug Administration (“FDA”), and foreign government agencies. Any failure in our ability to successfully develop and introduce or achieve market acceptance of our new products or enhanced versions of existing products could have a material adverse effect on our operating results and could cause our net revenues to decline.

A disruption in the operations of freight carriers or higher shipping costs could cause a decline in our net revenues or a reduction in our earnings.

Indirectly, we are dependent on commercial freight carriers to deliver our products.  If the operations of these carriers are disrupted for any reason, delivery of our products to our customers may be disrupted or untimely.  If our products cannot be delivered in an efficient and timely manner, our net revenues and operating profits could materially decline.  In a rising fuel cost environment, freight costs will increase.  If freight costs materially increase, our gross margin and financial results could be adversely affected.

Our business is sensitive to perceptions of the public and of the medical community.

Our business is sensitive to public perception.  If any product we develop proves to be harmful to consumers or if scientific studies provide unfavorable findings regarding their safety or effectiveness, then our image in the marketplace would be negatively impacted.  Additionally, inasmuch as our medical foods target specific diseases whose sufferers are under the care of general practitioners and/or specialists, should our medical foods fail to win the confidence of those health care professionals, our image and operating results could suffer.

Our results of operations may be significantly affected by the public’s perception of our Company and similar companies.  In addition, our business could be adversely affected if any of our future products prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of our products or any similar products.  Moreover, the U.S. FDA, FTC or other government agencies could potentially regulate our industry in the future and adversely affect our marketing ability and success.  While quality control testing is conducted on the ingredients in such products, we are highly dependent upon consumers' perception of the overall integrity of the dietary supplements business.  The safety and quality of products made by competitors in our industry may not adhere to the same quality standards that ours do, and may result in a negative consumer perception of the entire industry.  If our products suffer from negative consumer perception, it is likely our sales will slow and we will have difficultly generating revenues.

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

We may not be able to compete with larger entities, the majority of whom have greater resources and experience than we do.

The market for nutraceutical and medical food products is highly competitive.  Numerous manufacturers and distributors compete with us for customers throughout the United States, Canada and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies, and health food stores.  Many of our competitors are substantially larger and more experienced than we are.  In addition, they have longer operating histories and have materially greater financial and other resources than we do.  They therefore have the advantage of having established reputations, brand names, track records, back office and managerial support systems and other advantages that we may be unable to duplicate in the near future.  Many of these competitors are private companies, and therefore, we cannot compare our revenues with respect to the sales volume of each competitor.  If we cannot compete in the marketplace, we may have difficulty selling our products and generating revenues.  Additionally, competition may drive down the prices of our products, which could adversely affect our profitability, if any.

We are also subject to competition from many drug companies due to the fact that some of our products have what we believe to be health benefits that certain drugs are created to produce.  We are also subject to competition in the attraction and retention of employees.  Many of our competitors have greater financial resources and can offer employees compensation packages with which it is difficult for us to compete.

As we grow, we are subject to growth-related risks, including risks related to capacity constraints at our existing facilities.

We are subject to growth-related risks, including capacity constraints and pressure on our internal systems and personnel.  In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees.  We may be unable to manage such growth effectively.  Any such failure could have a material adverse impact on our business, operations and prospects.  Expansion can inherently include additional costs and start-up inefficiencies, as well as the inability to successfully integrate additional facilities, equipment, systems or incremental capacity and to realize anticipated synergies, economies of scale or other value.  Periods of contraction or reduced net sales, or other factors, create other challenges.  Because we cannot always immediately adapt our capacity and related cost structures to changing market conditions, our systems capacity may at times exceed or fall short of our requirements.  Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results.

We depend upon our executive officers and key personnel.

Our performance depends substantially on the performance of our executive officers.  Our Chief Executive Officer, Carl Johnson oversees all Company-related operations.  Our Chief Science and Technology Officer, Marvin S. Hausman, M.D., is the inventor of the process and formulas used to manufacture the future products to be sold by us.  We anticipate that he will be the developer of any additional products that we plan to add to our product line.  Our Chief Operating and Financial Officer, Timothy Timmins, is responsible for our day-to-day operations.  The loss of services of our executives could have a material adverse effect on our business, revenues, and results of operations or financial condition.  We do not maintain key person life insurance on the lives of our officers or key employees but have agreed to do so when our financial condition allows.

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

Our success will depend in part on our ability to maintain existing intellectual property, both licensed and owned, and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries.  Our success will further depend in large part on our ability to protect and promote our proprietary rights to our formulas and proprietary processes and ingredients.

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

We are also constantly at risk that consumers and users of our products will bring lawsuits alleging product liability.  We are not aware of any consumer claims threatened or pending against us that would adversely affect our business.  While we will continue to attempt to take what we consider to be appropriate precautions, these precautions may not protect us from significant product liability exposure in the future.  Although we presently are protected by product liability insurance, there can be no assurance that we will be able to retain coverage in the future and, if not, there can be no assurance that we would be able to replace lost coverage on a cost-justified basis, in a sufficient amount or at all.  We may not have sufficient resources to defend against or pay damages from a material lawsuit; this could negatively impact our business.

If we infringe the patents or proprietary rights of other parties or are subject to a patent infringement claim, or if we are required to initiate litigation against others in order to protect or assert our intellectual property rights, our ability to grow our business may be severely limited.

Extensive litigation over patents and other intellectual property rights is common in the healthcare industry.  We may be the subject of patent or other litigation in the future.  From time to time, we may in the future receive letters from third parties drawing our attention to their patent rights.  While we do not believe that we infringe upon any valid and enforceable rights, whether or not these have been brought to our attention, there may be other more pertinent rights of which we are presently unaware.  In addition, because patent applications in the United States are maintained in secrecy until patents issue, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we and our licensors are the first creators of inventions covered by any licensed patent applications or patents or that we or they are the first to file.  The Patent and Trademark Office may commence interference proceedings involving patents or patent applications, in which the question of first inventorship is contested.  Accordingly, the patents owned or licensed to us may not be valid or may not afford us protection against competitors with similar technology, and the patent applications licensed to us may not result in the issuance of patents.  The defense and prosecution of intellectual property suits, interference proceedings and related legal and administrative proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel.  An adverse determination of any litigation or interference proceeding to which we may become a party or which we initiate could subject us to significant liabilities.  An adverse determination of this nature could also put our patents at risk of being invalidated or interpreted narrowly or require us to seek licenses from third parties.  Licenses may not be available on commercially reasonable terms or at all, in which event, our business would be materially adversely affected.

From time to time, we may maintain single-supply relationships for certain of our business elements and materials technologies, and our business and operating results could be harmed if supply is restricted or ends or the price of raw materials (generally wire) used in our manufacturing process increases.

We purchase substantially all of our key raw material, mushrooms (in various forms), from a single source.  If this or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply and could face production interruptions, delays and inefficiencies.  Although the bulk of the mushrooms we use are not rare, we cannot give any assurance that they will remain available in plentiful supply or at economically viable prices.  Although the raw materials we use are not subjected to extraordinary regulation over and above that normally required by regulatory agencies such as the FDA, nor are unusual environmental legal considerations weighing directly upon our product, we cannot give any assurance that this regulatory status will continue.  Our growth may exceed the capacity of one or more of our suppliers to produce the needed materials in sufficient quantities to support our growth.  We may in the future, in order to secure supplies for production of our products, enter into non-cancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands.  If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.  In the event of technology changes, delivery delays, or shortages of or increases in price for these items, our business and growth prospects may be harmed.

Risks Relating to Our Common Shares and Other Securities

We have incurred significant costs as a result of being a public company.

As a public company, we have incurred significant legal, accounting and other expenses that we would not incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the Securities and Exchange Commission, has imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting.  We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  In addition, in the future we may be required to document, evaluate, and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the Securities and Exchange Commission which will be costly and time consuming.  Effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud.  If we are unable to achieve and maintain adequate internal controls, our business and operating results could be harmed.

We may issue shares of preferred stock in the future that may adversely impact rights of holders of our existing classes of common and preferred stock.

Our articles of incorporation, as consented to and ratified by our recently completed consent solicitation, authorize us to issue up to 5,000,000 shares of preferred stock.  To date, we have issued an aggregate of 306,969 shares of Series A Preferred Stock, of which 191,307 shares remain unconverted and outstanding, with each preferred share convertible into 10 shares of common stock. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval.  As a result, our board of directors could authorize the issuance of additional series of preferred stock that would grant to holders of such preferred shares preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of other classes of our stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of other classes of our stock.  To the extent that we do issue such additional shares of preferred stock, rights of holders of other classes of our stock could be impaired thereby, including, without limitation, dilution of ownership interests in the Company.  In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in the interests of holders of other classes of our stock.

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

Our officers and directors, in the aggregate, beneficially own approximately or have the right to vote approximately 20.2% of our outstanding common stock.  As a result of potential future bonuses and other equity awards, these officers and directors could, in the aggregate, beneficially own or have the right to vote even more of our outstanding common stock.  As a result, these stockholders, acting together, could influence matters submitted to our stockholders for approval including:

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

Additionally, our officers/directors, in the aggregate, beneficially own a significant amount of our outstanding preferred stock.  As a result, these preferred stockholders, acting together, could influence matters related to our preferred stock including, but not limited to the following:

•	Rights and privileges of the preferred class, including anti-dilution provisions; and
•	Existence of the class itself, in the case of mandatory or forced conversion to our common shares.

There is a limited public market for our common stock.  Historically, the market value for our company has been difficult to determine.

There is a limited public market for our common stock.  We cannot assure our investors that a robust public market for our shares will develop in the future.  As a result, investors may not be able to realize any return on their investment for a considerable period of time, if ever.  Therefore, any investment in our securities should be considered a long-term investment and may be illiquid for an indefinite period of time.  Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) currently requires that the Shares must be held a minimum of six months, and there is no assurance that the Shares will be available for resale under Rule 144 in six months or ever.  To effect a sale, all certificates evidencing the common shares that bear a legend restricting transfer, except upon registration under the Securities Act or pursuant to a valid exemption from such registration, must be supported by an opinion of counsel to the Company or a no-action letter issued by the Commission.

If it can at all be determined, the market value of our company and its securities could be subject to wide valuation fluctuations in response to various factors, many of which are beyond our control. The factors include:

•	Periodic variations in our results of operations and liquidity;
•	Speculation in the press or investment community concerning our business and results of operations;
•	Strategic actions by our competitors, such as product announcements or acquisitions;
•	Announcements of technological innovations or new products by us, our customers or competitors; and
•	General economic market conditions.

In addition, the stock market in general, and the market for healthcare companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated to or disproportionate to the operating performance of those companies.  Although only a limited public market for our common stock currently exists, these broad market and industry factors may seriously harm the market value of our company in a private financing or sale, regardless of our operating performance.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located at 13565 SW Tualatin-Sherwood Road, Suite #800, Sherwood, Oregon 97140.  We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to relocate and/or secure additional office space.

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

At December 31, 2015, we were and continue to be a party to litigation with respect to a note payable, with a face amount of $50,000 and the accrued interest thereon.  Additionally, we are involved in arbitration with a former employee who has made claims against us, along with other potential allegations seeking approximately $93,000, plus punitive damages.  In both cases, the Company will defend itself vigorously and reserves the right to make counter claims against the adversarial parties.  Although we believe that these situations will be settled in due time, without material effect to the Company or its future operations, we can offer no assurance to that effect.

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

OTC Bulletin Board (Symbol "ERGO")
Period	High (U.S. $)	Low (U.S. $)
First Quarter 2014	0.90	0.45
Second Quarter 2014	0.75	0.28
Third Quarter 2014	0.50	0.18
Fourth Quarter 2014	0.41	0.19
First Quarter 2015	0.22	0.05
Second Quarter 2015	0.25	0.13
Third Quarter 2015	0.22	0.04
Fourth Quarter 2015	0.10	0.07
These bid prices are estimates only, based on price graph information.

(b) Holders of Common Stock

As of December 31, 2015, there were approximately 194 registered shareholders of record of our common stock with 28,107,337 total shares outstanding.  We believe the total number of our shareholders, when those holding our common shares in “street name” are included, is approximately 1,000.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2015.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	2,898,220	$0.43	1,801,780

The Entia Biosciences, Inc. 2010 Stock Incentive Plan was adopted by the board of directors on September 17, 2010 and approved by the stockholders on October 21, 2010.  Initially 15 million shares were reserved for issuance under the Plan.  On January 1, 2012, 500,000 additional shares were automatically added to the shares reserved for issuance under the Plan, pursuant to an evergreen provision in the Plan.  On February 15, 2012, pursuant to a 1:10 reverse stock split the number of shares reserved for issuance under the Plan was reduced from 15,500,000 shares to 1,550,000 shares. During 2013 and 2014, an additional 100,000 shares were automatically added to the shares reserved for issuance under the Plan and the shareholders, on two separate occasions, approved an additional 1.5 million shares each to be added bringing the total shares reserved to 4,650,000 shares.  On January 1, 2015, another 50,000 shares were automatically added to the shares reserved for issuance, bringing the total to 4,700,000 shares.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities that have not previously been disclosed in our periodic reports, except as follows:

•
Issuance of bonuses in the form of 1,550,000 shares of restricted common stock to four officers or directors, effective April 17, 2015.  These issuances were reported on Form 4.  During 2015, 1,000,000 of these restricted common shares were surrendered back to the Company by three of the recipients, pending a future valuation study.

•	Issuance of a bonus to an employee in the form of a seven-year warrant to purchase 60,000 shares of restricted common stock, effective April 17, 2015.
•
Issuance of an $11,000, three-year, 8% convertible debenture with warrant in exchange for a maturing $10,000 note payable plus accrued interest of $1,000.  Terms of the issuance were finalized in 2016 with an effective date of October 16, 2015.

•
Issuance of a $15,000, three-year, 8% convertible debenture with warrant in exchange for a maturing $15,000 note payable, effective November 3, 2015.  Terms of the issuance were finalized in 2016 with an effective date of November 3, 2015.  The note holder in this exchange was a related party.

•
Issuance of a $55,000, one-year, 8% convertible debenture with warrants in exchange for a maturing $50,000 note payable plus accrued interest of approximately $10,000.  Terms of the issuance were finalized in 2016 with an effective date of December 26, 2015.

•
Issuance of an $11,333, three-year, 8% convertible debenture with warrant in exchange for a maturing $10,000 note payable plus accrued interest of $1,333.  Terms of the issuance were finalized in 2016 with an effective date of December 31, 2015.

We believe that these transactions were exempt from registration by relying on Section 4(a)(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2015 or 2014.

Item 6. Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

Entia Biosciences, Inc. (“Entia”) develops patented, pharmaceutical-grade organic compounds, including a foundational compound called ErgoD2.  We believe that ErgoD2 improves iron homeostasis and mitigates iron-related disorders presenting in anemia, chronic kidney disease and select neurodegenerative diseases.  Our goal is to clinically validate and commercialize ErgoD2 through the medical food and OTC supplement channels.  We also develop and market health-related nutraceuticals and cosmeceuticals.

Through our wholly owned subsidiary Total Nutraceutical Solutions, Inc. (TNS), we currently market nutraceutical products under the GROH and SANO™ brands direct to consumers online and through leading hair salons and other resellers in North America.  TNS currently offers three natural organic nutraceutical mushroom dietary supplement products, ImmuSANO®, GlucoSANO®, and GROH, which has been designed to nutritionally support hair follicles and nail beds.  ImmuSANO is designed to nutritionally address the needs of the immune system by balancing cellular function and promoting a stronger immune system.  GlucoSANO is designed to assist in maintaining more normal cellular metabolism and stabilizing blood sugar levels.

Our formulations, which are highly potent antioxidants, have the nutritional potential to provide multiple health benefits for humans, including improving iron homeostasis, reducing inflammation, supporting the immune system, promoting healthy joints, increasing stamina, and reducing stress and anxiety.  These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.  We utilize novel clinical models, biomarkers, and analytical tools to validate the nutritional and clinical efficacy of our formulations and the products that incorporate them.  Research and development of new formulations and nutraceutical products are also performed under contract with outside laboratories.

Results of Operations for the year ended December 31, 2015 and 2014

Revenues and Cost of Goods Sold:

	For the Years Ended December 31,		Change
	2015	2014	$	%
Revenues	$346,910	$656,342	$(309,432)	-47.1%
Cost of Goods Sold	131,007	245,471	(114,464)	-46.6%

Revenues.   Revenues are generated from the sale of our GROH line and mushroom-based nutraceutical dietary supplement products and functional ingredients.  The 47.1% decrease in revenues from 2014 was due to the decrease in sales of our GROH products caused primarily by large stocking orders from a distributor in 2014 that were not repeated in 2015.

Cost of Goods Sold.    Cost of goods sold includes raw materials such as mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for 2015 decreased proportionally with the decrease of revenues compared to 2014.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses:

	For the Years Ended December 31,		Change
	2015	2014	$	%
Advertising & promotion expenses	$127,127	$125,728	$1,399	1.1%
Professional fees	231,125	156,561	74,564	47.6%
Consulting fees	344,112	400,352	(56,240)	-14.0%
General and Administrative expenses (including impairment of intangible assets)	1,539,495	1,526,244	13,251	0.9%

Advertising and promotional expenses.    These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.

Professional fees.  These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The increase in professional fees from 2014 is due to increased legal and accounting fees for 2015.

Consulting fees.    These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology, investment banking and marketing management services.  The decrease in these expenses from 2014 was due to the fact that there was a decrease in warrants issued to compensate third party consultants for services in 2015.

General and administrative expenses.    These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation and product development.  The decrease from 2014 is attributable to a reduction in wages of $227,000 netted with an increase in stock-based compensation of $132,000.  Reduction in wages was caused by a reduction in staff and non-accrual or payment of certain executive compensation.  We also posted a loss on impairment of our licenses in the amount of $110,000.  This was due to management’s analysis of our carrying value for the licenses with the undiscounted net cash flows for the products associated with the licenses.

Inflation

Inflation has not had a significant impact in the current or prior periods.

Employees

We currently have six full-time employees and one part-time employee.  From time to time, we utilize part-time employees to manufacture and produce products.  We believe that our employee relations are good.

Liquidity and Capital Resources

At December 31, 2015, cash totaled $24,133 compared to $99,462 at December 31, 2014.  The primary reasons for the net decrease in 2015 are described below.  Our cash is held primarily in general checking accounts.  Working capital deficit was $(1,111,458) at December 31, 2015, compared to $(549,850) at December 31, 2014.  The change in working capital was due primarily to the increase in accounts payable, accrued expenses and a bonus payable of $200,000 in 2015.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Years Ended, December 31,		Change
	2015	2014	$	%
Net cash provided by (used in)
Operating activities	$(537)	$(680)	$143	-21.0%
Investing activities	(21)	(45)	24	-53.3%
Financing activities	483	788	(305)	-38.7%

Operating Activities.    The decrease in net cash flows used in operating activities was due primarily to a decrease in our net loss.

Investing Activities.    The decrease in net cash flows used from investing activities was due primarily to a decrease in the acquisition of patents and licenses.

Financing Activities.    The decrease in net cash flows in financing activities was due primarily to a reduction in proceeds from the sale of common and notes payable.

Future Liquidity.    We have a history of incurring net losses and negative operating cash flows.  We also continue to develop commercial products and services.  Based on our cash on hand, planned financings and results from future operations, management believes it will have sufficient funds to remain operational through 2016.

We expect our revenues to remain steady in 2016.  Notwithstanding, we anticipate generating losses in 2016 and therefore we may be unable to continue operations in the future.   In order for us to continue as a going concern and ultimately to achieve profitability, we will be (a) required to obtain capital from external sources; and/or (b) increase revenues; and/or (c) reduce operating costs.  We intend to raise additional capital by undertaking one or more private placements.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction in operating costs could jeopardize our ability to launch, market and sell new products necessary to grow and sustain our operations.

Subsequent Events

During first quarter 2016, one investor exchanged his existing $50,000 note plus accrued interest of $9,500 into a new convertible note with a face value of $55,000.  The note accrues interest at 8% per annum and is due on December 26, 2016.  Terms of the exchange were finalized in 2016 with an effective date of December 26, 2015. The note is convertible into shares of our common stock at a rate of $0.10 per share.  As consideration for exchanging the note, we issued the investor a three-year warrant to purchase 50,000 shares of common stock at $0.125 per share.  We calculated a gain on exchange of the note in the amount of $4,500.  We also calculated discount on the fair value of the warrants in the amount of $3,135 and will amortize this amount over the life of the loan.  In addition, the investor exchanged two additional existing five-year warrants to purchase 50,000 shares each at $2 and $0.50, respectively for one three-year warrant to purchase 100,000 shares of common stock at $0.125 per share.  We have also calculated the possible gain or loss on modification of these warrants and determined this amount to be immaterial to our financial statements.

 During first quarter of 2016, one investor exchanged his existing $10,000 note plus accrued interest of $1,133 into a three-year, 8% convertible debenture with a face value of $11,333, and convertible into shares of common stock at a rate of $0.10 per share.  Terms of the exchange were finalized in 2016 with an effective date of December 31, 2015.  Attached to the debenture is a three-year warrant to purchase 11,333 shares of common stock at $0.125 per share.  We calculated a discount on the fair value of the warrant in the amount of $714 and will amortize it over the life of the debenture.

During first quarter of 2016, one investor exchanged his existing $15,000 note into a three-year, 8% convertible debenture with a face value of $15,000, and convertible into shares of common stock at a rate of $0.10 per share.  Terms of the exchange were finalized in 2016 with an effective date of November 3, 2015.  Attached to the debenture is a three-year warrant to purchase 15,000 shares of common stock at $0.125 per share.  We calculated a discount on the fair value of the warrant in the amount of $945 and will amortize it over the life of the debenture.

During first quarter of 2016, one investor exchanged his existing $10,000 note plus accrued interest of $1,208 into a new convertible three-year, 8% convertible debenture with a face value of $11,000, and convertible into shares of common stock at a rate of $0.10 per share.  Terms of the exchange were finalized in 2016 with an effective date of October 16, 2015.  Attached to the debenture is a three-year warrant to purchase 11,000 shares of our common stock at $0.125 per share.  We calculated a discount on the fair value of the warrant in the amount of $945 and will amortize it over the life of the loan.  We also calculated a gain on the exchange of the note in the amount of $208.

During February 2016, we borrowed $20,000 by means of two one-year promissory notes in the amount of $10,000 each that accrue interest at the rate of 10% per annum.  One of these $10,000 notes is with a related party.

During February 2016, an investor exchanged 2,744 shares of Series A preferred stock for 27,440 shares of common stock.

During March 2016, we issued two three-year, 8% convertible debentures in the amount of $50,000 and $25,000.  The debentures are convertible into shares of common stock at the rate of $0.10 per share.  Attached to each debenture is a three-year warrant to purchase 50,000 and 25,000 shares of our common stock at $0.125 per share.  We calculated a discount on the fair value of the warrants in the amounts of $3,150 and $1,575, respectively, and will amortize these discounts over the life of the debentures.

During April 2016, we issued a three-year, 8% convertible debenture in the amount of $100,000 and convertible into shares of common stock at the rate of $0.10 per share.  Attached to the debenture is a three-year warrant to purchase 100,000 shares of our common stock at $0.125 per share.  We calculated a discount on the fair value of the warrant in the amount of $6,300 and will amortize this over the life of the debenture.

Going Concern

We have a history of incurring net losses and net operating cash flow deficits.  At December 31, 2015, we had cash and cash equivalents of $24,133.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Based on our cash on hand, planned financings, and results from future operations, management believes it will have sufficient funds to remain operational through 2016.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements requires that we make estimates and assumptions that affect the report amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the periods.  We have identified below our accounting policies that we use in arriving at key estimates that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us.  For a detailed discussion on the application of these and our other accounting policies, see Note 2 in Item 8 of this Report.

Inventory. We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost or market, which is based on estimated net realizable value, and include adjustments for estimated obsolete or excess inventory.  These valuations are subject to customer acceptance, planned and actual product changes, demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary.  We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. The amount and timing of write-downs for any period could change if we make different judgments or use different estimates. We also determine whether a provision for obsolete or excess inventory is required for any changes related to market conditions, slow-moving inventory, or obsolete products

Share-based Compensation. We account for share-based compensation by estimating the fair value of share-based compensation using the Black-Scholes option pricing model on the date of grant.  We utilize assumptions related to stock price volatility, stock option term and forfeiture rates that are based upon both historical factors as well as management's judgment.  Non-cash compensation expense is recognized on a straight-line basis over the applicable service period, based on the fair value of such share-based awards on the grant date.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.  Revenue from the sale of products includes shipping and handling revenues.  Shipping and handling costs paid by the Company are included in costs of goods sold.  Allowances for product returns, primarily in connection with one distribution agreement, are provided at the time the sale is recorded.  This accrual is based upon historical return rates for the Company and relevant industry patters, which reflects anticipated returns of unopened product in its original packaging to be received over a period of 120 days following the original sale.  Sales returns have historically average 5% or less of our gross sales.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Entia Biosciences, Inc.
Index to Consolidated Financial Statements
December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Entia Biosciences, Inc.
Sherwood, Oregon

We have audited the accompanying consolidated balance sheets of Entia Biosciences, Inc. and Subsidiary ("the Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entia Biosciences, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ PETERSON SULLIVAN LLP

Seattle, Washington
April 13, 2016

 ENTIA BIOSCIENCES, INC.

 CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

Assets
Current Assets:
Cash	$24,133	$99,462
Accounts receivable, net	7,098	243,782
Inventory, net	40,323	48,043
Prepaid expenses	56,782	46,107

Total Current Assets	128,336	437,394

Property and Equipment, net	32,686	43,147

Patents and licenses, net	232,584	342,834

Long-Term Inventory	55,000	47,333

Total Assets	$448,606	$870,708

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$960,557	$552,990
Line of credit	58,195	16,179
Short-term convertible notes payable, net of discount related-party	-	9,399
Short-term convertible notes payable, net of discount	181,981	357,646
Notes payable	39,061	51,030

Total Current Liabilities	1,239,794	987,244

Total Liabilities	1,239,794	987,244

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Series A preferred stock, 350,000 shares designated, 191,307 and 200,807 shares issued and outstanding, respectively, aggregate liquidation value of $956,535 and $1,004,035 respectively	191	201
Common stock, $0.001 par value, 150,000,000 shares authorized, 28,107,337 and 15,512,927 shares issued and outstanding, respectively	28,108	15,514
Additional paid-in capital	12,309,450	10,771,035
Deferred compensation	(51,945)	(86,344)
Accumulated deficit	(13,076,992)	(10,816,942)

Total Stockholders' Equity (Deficit)	(791,188)	(116,536)

Total Liabilities and Stockholders' Equity (Deficit)	$448,606	$870,708

 See accompanying notes to the consolidated financial statements.

 ENTIA BIOSCIENCES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2015	December 31, 2014

REVENUES	$346,910	$656,342

COST OF GOODS SOLD	131,007	245,471

GROSS PROFIT	215,903	410,871

OPERATING EXPENSES
Advertising and promotion	127,127	125,728
Professional fees	231,125	156,561
Consulting fees	344,112	400,352
Impairment of licenses	110,000	27,080
General and administrative	1,429,495	1,499,164

Total Operating Expenses	2,241,859	2,208,885

LOSS FROM OPERATIONS	(2,025,956)	(1,798,014)

OTHER INCOME (EXPENSES)
Interest expense	(149,284)	(339,709)
Other income (expense)	(35,895)	7,298
Loss on write-off of debt discount	(23,321)	(100,000)
Loss on settlement/conversion of notes payable	(32,500)	(169,187)
Gain on settlement of accounts payable	6,906	103,021

NET LOSS	$(2,260,050)	$(2,296,591)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.09)	$(0.24)

Weighted common shares outstanding - basic and diluted	24,289,381	9,442,352

 See accompanying notes to the consolidated financial statements.

 ENTIA BIOSCIENCES, INC.

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
 FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

								Total
					Additional			Stockholders'
	Preferred Stock		Common Stock		Paid	Deferred	Accumulated	Equity
	Shares	Amount	Shares	Amount	In Capital	Compensation	Deficit	(Deficit)

Balance - December 31, 2013	281,969	$282	8,297,645	$8,298	$7,793,760	$(182,576)	$(8,520,351)	$(949,587)

Issuance of warrants in connection with convertible notes payable	-	-	-	-	88,600	-	-	88,600
Beneficial conversion feature in connection with convertible notes payable	-	-	-	-	188,300	-	-	188,300
Issuance of common stock for cash	-	-	525,000	525	224,475	-	-	225,000
Issuance of common stock for conversion of preferred stock	(81,162)	(81)	811,620	812	(731)	-	-	-
Issuance of common stock and warrants for conversion of convertible debt	-	-	2,633,579	2,634	930,650	-	-	933,284
Issuance of common stock for conversion of accounts payable	-	-	344,530	345	132,583	-	-	132,928
Issuance of common stock for conversion of accrued salary	-	-	2,592,570	2,592	775,178	-	-	777,770
Stock compensation	-	-	-	-	227,570	-	-	227,570
Issuance of common stock for future services	-	-	68,283	68	44,182	(44,250)	-	-
Issuance of common stock for services	-	-	239,700	240	121,595	-	-	121,835
Receipt of stock subscription receivable, less write-off of $9,000	-	-	-	-	-	-	-	49,000
Issuance of warrants for conversion of accrued salary	-	-	-	-	91,863	-	-	91,863
Issuance of warrants for services	-	-	-	-	153,010	(153,010)	-	-
Amortization of deferred compensation	-	-	-	-	-	293,492	-	293,492
Net loss	-	-	-	-	-	-	(2,296,591)	(2,296,591)

Balance - December 31, 2014	200,807	$201	15,512,927	$15,514	$10,771,035	$(86,344)	$(10,816,942)	$(116,536)

ENTIA BIOSCIENCES, INC.

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
 FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

								Total
					Additional			Stockholders'
	Preferred Stock		Common Stock		Paid	Deferred	Accumulated	Equity
	Shares	Amount	Shares	Amount	In Capital	Compensation	Deficit	(Deficit)
Issuance of warrants in connection with convertible notes payable	-	-	-	-	10,000	-	-	10,000
Issuance of common stock for cash	-	-	5,347,901	5,348	554,825	-	-	560,173
Issuance of common stock for conversion of preferred stock	(9,500)	(10)	95,000	95	(85)	-	-	-
Issuance of common stock for conversion of convertible debt	-	-	3,068,882	3,069	318,632	-	-	321,701
Issuance of common stock for conversion of accounts payable	-	-	554,521	554	130,054	-	-	130,608
Issuance of common stock for cashless exercise of warrants	-	-	2,050,923	2,051	(2,051)	-	-	-
Stock compensation	-	-	1,550,000	1,550	555,394	-	-	556,944
Cancellation of shares issued to executives as compensation	-	-	(1,000,000)	(1,000)	(199,000)			(200,000)
Issuance of common stock for services	-	-	927,183	927	121,566	-	-	122,493
Issuance of warrants for services in connection with sales agreement	-	-	-	-	7,891	-	-	7,891
Amortization of deferred compensation	-	-	-	-	-	102,288	-	102,288
Deferral of offering fees					(26,700)			(26,700)
Net loss	-	-	-	-	-	-	(2,260,050)	(2,260,050)

Balance - December 31, 2015	191,307	$191	28,107,337	$28,108	$12,309,450	$(51,945)	$(13,076,992)	$(791,188)

 See accompanying notes to the consolidated financial statements.

 ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years	For the Years
	Ended	Ended
	December 31, 2015	December 31, 2014

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(2,260,050)	$(2,296,591)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	30,022
Depreciation/amortization	31,996	38,047
Gain on settlement of accounts payable	(6,906)	(103,021)
Impairment of licenses	110,000	27,080
Loss on write-off of debt discount	23,321	100,000
Amortization of discount on convertible notes	113,937	120,387
Loss on conversion of notes payable	32,500	169,187
Stock-based compensation	589,616	642,897
Loss on sale of stock subscription receivable	-	12,965
Changes in operating assets and liabilities:
Accounts receivable	236,684	(262,607)
Inventory	53	43,565
Prepaid expenses	38,507	31,668
Accounts payable and accrued expenses	553,777	766,117

NET CASH USED IN OPERATING ACTIVITIES	(536,565)	(680,284)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(8,051)	(4,607)
Acquisition of patents and patents pending (net)	(13,235)	(40,857)

NET CASH USED IN INVESTING ACTIVITIES	(21,286)	(45,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	560,173	225,000
Proceeds from convertible notes payable and notes payable	100,000	591,500
Payment on notes payable	(177,651)	(43,176)
Payment on convertible note payable - related party	-	(40,000)
Proceeds from sale of stock subscription receivable	-	40,000
Proceeds from convertible note payable-related party	-	15,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	482,522	788,324

NET CHANGE IN CASH	(75,329)	62,576

Cash at beginning of period	99,462	36,886

Cash at end of period	$24,133	$99,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$37,834	$843

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING AND INVESTING ACTIVITIES:
Stock issued for accounts payable	$130,608	132,928
Conversion of convertible notes payable, accounts payable and accrued interest to preferred and common stock	$321,701	$1,711,054
Stock issued for services	$122,493	$-
Issuance of note payable for insurance	$-	$43,313
Issuance of warrants for accrued salary	$-	$91,863

 See accompanying notes to the consolidated financial statements.

Entia Biosciences, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND OPERATIONS

Entia Biosciences, Inc. (“We” or “the Company”) engage in the development, production and distribution of organic dietary nutraceutical supplement products, principally in the United States of America.  We are also engaged in the discovery, scientific evaluation and marketing of natural formulations that can be used in medical foods, nutraceuticals, cosmetics and other products developed and sold by Entia and by third parties.

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new organic medical foods products.  At December 31, 2015, we had cash and cash equivalents of $24,133.  These conditions raise substantial doubt about our ability to continue as a going concern.  Based on our cash on hand, planned financings, and results from future operations, we believe that we will have sufficient funds to continue operations through 2016.

In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we will likely be required to obtain capital from external sources, increase revenues and reduce operating costs.  The issuance of equity securities will cause dilution to our shareholders.  If external sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including personnel costs, which could jeopardize our future strategic initiatives and business plans.  The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern.

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

The consolidated financial statements include the accounts of Entia and Total Nutraceutical Solutions, a wholly-owned subsidiary, as of December 31, 2015 and 2014.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We generally consider accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $5,736 and $30,022 at December 31, 2015 and 2014, respectively.

Inventory

Inventory consists of finished goods and raw materials to be used in the production of our dietary supplement products, is stated at the lower of cost or market using the average cost method. We regularly review our inventory on hand and, when necessary, record a provision for excess or obsolete inventory.   The portion of inventory that is not expected to be used in production of our products for more than 12 months is a long-term asset.

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

Licenses

Licenses that allow us to use certain technology in the production of our products are amortized on a straight-line basis over their remaining useful life (typically 15-17 years).  Long-lived assets, including licenses, property and equipment and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

We have recorded an impairment on our licenses in the amount of $110,000 and $27,080 on December 31, 2015 and 2014, respectively.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2015 or 2014, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2015 and 2014.

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

Shipping and handling costs

Amounts charged to customers for shipping products are included in revenues and the related costs are classified in cost of goods sold as incurred.  In 2015 and 2014, we incurred $27,848 and $34,286, respectively, in shipping costs included in cost of goods sold.

Advertising costs

Costs associated with the advertising of our products are expensed as incurred.

Research and development

Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.  These research and development arrangements usually involve one specific research and development project.  We may make non-refundable advances upon signing of these arrangements.  Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized.  Such amounts are recognized as an expense as the related goods are delivered or as the related services are performed.  Management periodically evaluates whether the goods will be delivered or services will be rendered.  If management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment is charged to expense.  Research and development expense was $73,394 and $24,523 in 2015 and 2014, respectively and are classified as general and administrative on the consolidated statement of operations.

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

During 2015 and 2014, we issued restricted common stock, warrants and non-statutory stock options to attorneys, scientific, marketing and financial consultants and our external contract accountants.  The value of these instruments equal $384,922 of the total $589,616 for 2015 and $257,689 of the total $642,897 for 2014.

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

The tax years that are open to examination are 2012, 2013, 2014 and 2015.

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which are convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for 2015 and 2014. The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Years Ended
	2015	2014
Numerator:
Net loss allocable to common stockholders	$(2,260,050)	$(2,296,591)

Denominator:
Weighted-average common shares outstanding	24,289,381	9,442,352

Basic and diluted net loss per share	$(0.09)	$(0.24)

Common stock warrants	18,925,825	7,110,701
Series A convertible preferred stock	1,913,070	2,008,070
Stock options	2,898,220	2,866,470
Convertible debt including interest	601,775	1,317,604
Excluded dilutive securities	24,338,890	13,302,845

Reclassifications

Certain reclassifications have been made to prior period financial statements and footnotes in order to conform to the current period's presentation.

Segments

We have determined that we operate in one segment for financial reporting purposes.

Recently issued accounting pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for Entia in the first quarter of 2018, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements.  This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual period.  We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

NOTE 3 – INVENTORY

Inventory consists of the following at:

	December 31, 2015	December 31, 2014
Raw materials	$27,313	$202,591
Finished goods	219,074	43,849
	246,387	246,440
Less reserve for excess and obsolete inventory	(151,064)	(151,064)
	95,323	95,376
Less current portion	(40,323)	(48,043)
	$55,000	$47,333

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following at:

	December 31, 2015	December 31, 2014
Office equipment	$31,658	$27,507
Production equipment	90,899	86,999
Leasehold improvements	16,328	16,328
	138,885	130,834
Less: accumulated depreciation	(106,199)	(87,687)
	$32,686	$43,147

Depreciation expense was $18,512 and $23,605 for the years ended December 31, 2015 and 2014, respectively.

NOTE 5 – PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and licenses.  During 2015 and 2014, management analyzed our intangibles for possible impairment.  We have recorded for 2015 and 2014 an impairment in the amount of $110,000 and $27,080, respectively.

The licenses are being amortized over an economic useful life of 15-17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	December 31, 2015	December 31, 2014
Licenses and amortizable patents	$97,244	$207,244
Unamortized patents	179,393	166,159
Accumulated amortization	(44,053)	(30,569)
Patents and Licenses, net	$232,584	$342,834

Amortization expense for licenses and amortizable patents were $13,484 and $14,442 for the years ended December 31, 2015 and 2014, respectively.   Annual aggregate amortization expense for our licenses and amortizable patents for each of the next five years through December 31, 2020, is $4,396 per year and for years 2021 and later it is estimated to be $31,214.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses (included with accounts payable) consisted of the following at:

	December 31, 2015	December 31, 2014
Executive compensation	$327,285	$153,432
Other accruals	38,022	19,725
	$365,307	$173,157

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following at:

	December 31, 2015	December 31, 2014
Notes payable - current
7.85% unsecured, $473 due monthly	$-	$2,304
5.86% unsecured, $781 due monthly	2,687	-
4.15% unsecured, $3,436 due monthly	36,374	-
4.15% unsecured, $3,436 due monthly	-	23,726
10.00% unsecured, interest only, due on demand. Note was settled on May 29, 2015 in exchange for 250,000 shares of common stock. In addition, 500,000 3-year warrants were granted and vested with an exercise price ranging from $0.125 - $0.15. We calculated and posted a loss on the settlement in the amount of $32,500.	-	25,000
	$39,061	$51,030

Convertible notes payable, net
8% secured due on December 26, 2015 (net of discount related to beneficial conversion feature of $0 in 2015 and $7,746 in 2014), convertible into preferred stock at $5.00 per share. During 2016, this note was exchanged with an effective date of December 26, 2015. Refer to Note 13 – Subsequent Events for further disclosure	$50,000	$42,254
6% unsecured, convertible into common stock at $2.00 per share, due on demand	50,000	50,000
10% unsecured due December 31, 2015 (net of discount related to warrants of $0 in 2015 and $1,727 in 2014) convertible price to be determined by the purchase price paid by investors in future offerings, not to exceed $1.50 per share. During 2016, this note was exchanged with an effective date of December 31, 2015. Refer to Note 13 – Subsequent Events for further disclosure.	10,000	8,273
10% unsecured due October 16, 2015 (net of discount related to warrants of $0 in 2015 and $1,805 in 2014) convertible price to be determined by the purchase price paid by investors in future offerings, not to exceed $1.50 per share. During 2016, this note was exchanged with an effective date of October 16, 2015. Refer to Note 13 – Subsequent Events for further disclosure.	10,000	8,195
8% unsecured due November 25, 2018 (net of discount related to warrants of $3,019 in 2015 and $0 in 2014) convertible into common stock at $0.10 per share.	46,981	-
0% unsecured due November 3, 2015 (net of discount related to beneficial conversion feature of $0 in 2015 and $2,738 in 2014 and net of discount related to warrants of $0 in 2015 and $2,863 in 2014 and convertible into common stock at $0.30 per share.) During 2016, this note was exchanged with an effective date of November 3, 2015. Refer to Note 13 – Subsequent Events for further disclosure.	15,000	9,399
Nine convertible notes payable (net of debt discount of $90,076) with interest between 8% to 10% were paid in cash or converted into common stock during 2015.	-	239,525

	$181,981	$357,646

Line of Credit

On March 25, 2014, we entered into an unsecured line of credit arrangement that renews annually unless terminated by either party.  The line of credit is $60,000 with an interest rate of prime plus 3.00%, resulting in an interest rate of 6.5% at December 31, 2015.  There are no loan covenants applicable to this line of credit and the amounts outstanding are $58,195 and $16,179 as of December 31, 2015 and 2014, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Debt agreements from board member

On July 1, 2014, we entered into a promissory note due on October 31, 2014 at 0% in the principal amount of $15,000 with Dr. Philip Sobol, a former member of our board of directors.  In conjunction with the note, we granted Dr. Sobol a five-year warrant to purchase 15,000 shares of common stock at $0.50 per share and fully vests upon receipt of monies.  We calculated a discount on the granting of the warrants in the amount of $5,445 and expensed this during the third quarter to interest expense.  The note also contained a conversion feature where Dr. Sobol can convert the note into common stock at $0.50 per share.  We calculated and posted a discount related to this conversion feature of $7,545 and amortized it during the third quarter 2014.  During third quarter 2014, we agreed to an extension of the note until November 2015.  In exchange for the extension, we issued a seven-year warrant to purchase 15,000 shares of Entia’s common stock at $0.20 per share.  The extension also changed the conversion price on the note from $0.50 per share to $0.30 per share.  We posted a discount related to the new warrants of $3,435 and will amortize this over the life of the loan to interest expense.  We also posted a discount related to the beneficial conversion feature of $3,285 and will amortize this over the life of the loan to interest expense.  In addition, we also calculated the difference in fair value related to the modification of the conversion price.  Management decided not to post the difference as it was immaterial.  As of December 31, 2015, we have been negotiating a conversion of this note into a convertible debenture.  In addition, in December, 2015, Dr. Sobol resigned his position on the board of directors of Entia Biosciences, Inc.

Common stock issued

On April 17, 2015, the board of directors authorized and granted to its executives and board or directors for the year end 2015, restricted common stock bonuses as follows:

•	Marvin Hausman, former CEO and director, 600,000 shares valued at $120,000
•	Devin Andres, former COO, 550,000 shares valued at $110,000
•	Philip Sobol, former director, 200,000 shares valued at $40,000, and
•	Elliott Shelton, director, 200,000 shares valued at $40,000.

During December 2015, Messrs. Hausman, Sobol and Shelton surrendered their stock certificates in the amounts detailed above to the Company with the understanding that compensation will be paid or granted during 2016 to replace the aforementioned grants.  As of third quarter 2015, Mr. Andres is no longer an officer of the company and Mr. Sobol is no longer a director as of fourth quarter.

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

Common stock

The Company is authorized to issue 150,000,000 shares of common stock at $0.001 par value.

Stock incentive plan

The Entia Biosciences, Inc. 2010 Stock Incentive Plan was adopted by the board of directors on September 17, 2010 and approved by the stockholders on October 21, 2010.  Initially 15 million shares were reserved for issuance under the Plan.  On January 1, 2012, 500,000 additional shares were automatically added to the shares reserved for issuance under the Plan, pursuant to an evergreen provision in the Plan.  On February 15, 2012, pursuant to a 1:10 reverse stock split the number of shares reserved for issuance under the Plan was reduced from 15,500,000 shares to 1,550,000 shares.  During 2013 and 2014, an additional 100,000 shares were automatically added to the shares reserved for issuance under the Plan and the shareholders, on two separate occasions, approved an additional 1.5 million shares each to be added bringing the total shares reserved to 4,650,000 shares.  On January 1, 2015, another 50,000 shares were automatically added to the shares reserved for issuance bringing the total to 4,700,000 shares.

Stock options are granted at or below the closing price of our stock on the date of grant for terms ranging from four to fifteen years and generally vest over a five-year period.  The fair value of the option grants was calculated at the date of the grants using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2015	December 31, 2014
Expected dividend yield	-	-
Expected stock price volatility	187.7% - 201.79%	182.94% - 216.96%
Risk-free interest rate	1.47% - 1.68%	0.28% - 1.91%
Expected term (in years)	5 years	3 - 7 years
Weighted-average granted date fair value	$0.16	$0.45

A summary of option activity under the stock option plan as of December 31, 2015, and changes during the year then ended is presented below:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number of	Exercise Price	Exercise	Contractual Term	Intrinsic
	Shares	Range	Price	(Years)	Value

Outstanding, December 31, 2013	2,352,099	$0.38 - $1.00	$0.51	7.90	199,505

Exercisable, December 31, 2013	1,810,344	$0.38 - $1.00	$0.52	7.88	138,707

Granted	624,571	$0.40-$0.75	$0.52	6.49	-
Exercised	-	-	$-	-	-
Expired/Forfeited	110,200	$0.40-$0.50	$0.48	9.51	-

Outstanding, December 31, 2014	2,866,470	$0.30 - $1.00	$0.48	8.96	-

Exercisable, December 31, 2014	2,321,001	$0.38 - $1.00	$0.47	9.50	-

Granted	50,000	$0.09 - $0.20	$0.16	5.00	-
Exercised	-	-	$-	-	-
Expired/Forfeited	18,250	$0.40 - $0.50	$0.49	8.73	-

Outstanding, December 31, 2015	2,898,220	$.0.20 - $1.00	$0.43	11.25	-

Exercisable, December 31, 2015	2,661,493	$0.096 - $1.00	$0.42	11.66	-

The range of exercise prices for options outstanding under the 2010 Stock Incentive Plan at December 31, 2015 are as follows:

Number of	Exercise
shares	Price
20,000	$0.09
190,000	$0.20
300,000	$0.30
55,000	$0.38
1,386,670	$0.40
10,000	$0.45
613,550	$0.50
160,000	$0.60
15,000	$0.62
100,000	$0.75
10,000	$0.81
38,000	$1.00
2,898,220

At December 31, 2015, the Company had 1,801,780 unissued shares available under the Plan.  Also, at December 31, 2015, the Company had $105,339 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 9 years.

Warrants

Outstanding warrants to purchase common stock are as follows:

Date of Issue	Number of Warrants	Exercise Price	Expiration
As of December 2014	4,653,325	$0.36 - $10.00	09/2016 - 10/2024
January-15	70,000	$0.30 - $0.50	01/2020
March-15	137,500	$0.10 - $0.75	03/2018 - 03/2022
April-15	6,160,000	$0.01 - $0.15	04/2018 - 04/2027
May-15	6,160,000	$0.125 - $0.23	05/2018 - 05/2022
June-15	300,000	$0.125 - $0.15	06/2018
July-15	1,445,000	$0.125 - $0.15	07/2018
Total as of December 31, 2015	18,925,825

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.

In determining the fair value of warrants, we employed the following key assumptions:

	December 31, 2015	December 31, 2014
Risk-Free interest rate	0.28% - 1.72%	0.28% - 2.97%
Expected dividend yield	0%	0%
Volatility	166.10% - 204.66%	182.81% - 222.30%
Expected life	3 - 7 years	3 - 10 years

At December 31, 2015 and 2014, the weighted-average Black-Scholes value of warrants granted was $0.14 and $0.39, respectively.

NOTE 10 – INCOME TAXES

For the years ended December 31, 2015, and 2014, we incurred net operating losses and, accordingly, no provision for income taxes has been recorded.   In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.   At December 31, 2015, we had approximately $4,328,688 of net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2026.

The components of our deferred tax assets/liabilities as of December 31, are as follows:

	2015	2014
Deferred tax assets:
Reserves and accruals	$168,000	$114,000
Net operating loss carryforwards	1,943,000	1,472,000
Total deferred tax assets:	2,111,000	1,586,000
Deferred tax liabilities:
Depreciation and amortization	6,000	8,000
Net deferred tax assets before valuation allowance	2,105,000	1,578,000
Less: Valuation allowance	(2,105,000)	(1,578,000)
Net deferred tax assets	$-	$-

For financial reporting purposes, we have incurred a loss in each period since inception. Based on the available objective evidence, including our history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.   Accordingly, we provided for a full valuation allowance against our net deferred tax assets at December 31, 2015, and 2014.  A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended December 31, is as follows:

	2015	2014

Federal Statutory Rate	$(768,000)	$(781,000)
Nondeductible expenses	241,000	529,000
Change in allowance on deferred tax assets	(527,000)	(252,000)
	$-	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company has a lease agreement with on its headquarters facilities that expires in May 2018.  The lease terms include a base monthly rental rate of $3,343 per month, increasing to $3,410 in August 2016, and then $3,478 in August 2017.  The Company has analyzed the requirement to straight-line the full value of the lease agreement over the life of the lease and has determined that there is no need to book a deferred rent liability as the amount is immaterial.

Future minimum lease payments for all of our facilities amount to $57,422 for 2016, $58,298 for 2017 and $37,974 through August 2018.  Rent expense for the years ended December 31, 2015 and 2014 was $55,464 and $47,988, respectively.

Employment Agreements

During 2015, the Company entered into employment agreements with its CEO, COO/CFO and CSO.  Commencement of payment of the base salaries under these employment agreements was, and continues to be, conditional on fundraising results.  Management determined that no base salary for the CEO or CSO would be accrued or paid for 2015, based primarily upon the financial needs of the Company through the end of that year. Payment of base salary commenced for the COO/CFO in December 2015.

Litigation

At December 31, 2015, we were and continue to be a party to litigation with respect to a note payable, with a face amount of $50,000 and the accrued interest thereon.  Additionally, we are involved in arbitration with a former employee who has made claims against us, along with other potential allegations seeking approximately $93,000, plus punitive damages.  In both cases, the Company will defend itself vigorously and reserves the right to make counter claims against the adversarial parties.  Although we believe that these situations will be settled in due time, without material effect to the Company or its future operations, we can offer no assurance to that effect.

NOTE 12 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

During 2015 and 2014, approximately 42% and 47%, respectively, of our sales were to 5 customers.  Accounts receivable for these customers accounted for 57% and 81% of total accounts receivable at December 31, 2015 and 2014, respectively.

Vendor Concentrations

During 2015, approximately 64% of our purchases were made from 5 vendors as compared to 46% during 2014. Accounts payable for these vendors accounted for 0.5% and 4% of total accounts payable at December 31, 2015 and 2014, respectively.

NOTE 13 – SUBSEQUENT EVENTS

During first quarter 2016, one investor exchanged his existing $50,000 note plus accrued interest of $9,500 into a new convertible note with a face value of $55,000.  The note accrues interest at 8% per annum and is due on December 26, 2016.  The note is convertible into shares of our common stock at a rate of $0.10 per share.  Terms of issuance were not finalized until 2016 with an effective date of December 26, 2015.  As consideration for exchanging the note, we issued the investor a three-year warrant to purchase 50,000 shares of common stock at $0.125 per share.  We calculated a gain on exchange of the note in the amount of $4,500.  We also calculated discount on the fair value of the warrants in the amount of $3,135 and will amortize this amount over the life of the loan.  In addition, the investor exchanged two additional existing five-year warrants to purchase 50,000 shares each at $2 and $0.50, respectively for one three-year warrant to purchase 100,000 shares of common stock at $0.125 per share.  We have also calculated the possible gain or loss on modification of these warrants and determined this amount to be immaterial to our financial statements.

During first quarter of 2016, one investor converted his existing $10,000 note plus accrued interest of $1,133 into a three-year, 8% convertible debenture with a face value of $11,333, and convertible into shares of common stock at a rate of $0.10 per share.  Terms of issuance were not finalized until 2016 with an effective date of December 31, 2015.  Attached to the debenture is a three-year warrant to purchase 11,333 shares of common stock at $0.125 per share.  We calculated a discount on the fair value of the warrant in the amount of $714 and will amortize it over the life of the debenture.

During first quarter of 2016, one investor converted his existing $15,000 note into a three-year, 8% convertible debenture with a face value of $15,000, and convertible into shares of common stock at a rate of $0.10 per share.  Terms of issuance were not finalized until 2016 with an effective date of November 3, 2015.  Attached to the debenture is a three-year warrant to purchase 15,000 shares of common stock at $0.125 per share.  We calculated a discount on the fair value of the warrant in the amount of $945 and will amortize it over the life of the debenture

During first quarter of 2016, one investor converted his existing $10,000 note plus accrued interest of $1,208 into a new convertible three-year, 8% convertible debenture with a face value of $11,000, and convertible into shares of common stock at a rate of $0.10 per share.  Terms of issuance were not finalized until 2016 with an effective date of October 16, 2015.  Attached to the debenture is a three-year warrant to purchase 11,000 shares of our common stock at $0.125 per share.  We calculated a discount on the fair value of the warrant in the amount of $945 and will amortize it over the life of the loan.  We also calculated a gain on the exchange of the note in the amount of $208.

During February 2016, we borrowed $20,000 by means of two one-year promissory notes in the amount of $10,000 each that accrue interest at the rate of 10% per annum.  One of these $10,000 notes is with a related party.

During February 2016, an investor exchanged 2,744 shares of Series A preferred stock for 27,440 shares of common stock.

During March 2016, we issued two three-year, 8% convertible debentures in the amount of $50,000 and $25,000.  The debentures are convertible into shares of common stock at the rate of $0.10 per share.  Attached to each debenture is a three-year warrant to purchase 50,000 and 25,000 shares of our common stock at $0.125 per share.  We calculated a discount on the fair value of the warrants in the amounts of $3,150 and $1,575, respectively, and will amortize these discounts over the life of the debentures.

During April 2016, we issued a three-year, 8% convertible debenture in the amount of $100,000 and convertible into shares of common stock at the rate of $0.10 per share.  Attached to the debenture is a three-year warrant to purchase 100,000 shares of our common stock at $0.125 per share.  We calculated a discount on the fair value of the warrant in the amount of $6,300 and will amortize this over the life of the debenture.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls.  As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial and accounting officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U. S. generally accepted accounting principles.

As of the end of the period covered by this report, December 31, 2015, we initially carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Finance and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Principal Executive Officer and Principal Finance and Accounting Officer concluded that our disclosure controls and procedures were not effective, due to our limited staffing, among other reasons.

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

As of December 31, 2015, our Principal Executive Officer and Principal Finance and Accounting Officer assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) inadequate control over contracts and commitments.  The aforementioned material weaknesses were identified by our Principal Executive Officer and Principal Finance and Accounting Officer in connection with the review of our financial statements as of December 31, 2015.  These material weaknesses were also identified in our annual evaluation as of December 31, 2014.

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

Name	Age	Position

Marvin S. Hausman, MD	74	Chief Science and Technology Officer as of August 12, 2015 and former Chief Executive Officer and Chief Financial Officer from August 28, 2008 through August 12, 2015.

Elliot L. Shelton, Esq.	66	Secretary, Director since August 28, 2008.

Timothy A. Timmins	59	Executive Vice Present, Chief Operating and Financial Officer since October 1, 2015.

Carl J Johnson	67	President, Chief Executive Officer, Director since August 12, 2015.

Biography of Marvin S. Hausman M.D., Chairman and Chief Science and Technology Officer

Dr. Hausman received his M.D. degree from New York University School of Medicine in 1967 and is a Board-Certified Urological Surgeon.  He has over 30 years of drug development and clinical care experience at various pharmaceutical companies, including working in conjunction with Bristol-Myers International, Mead-Johnson Pharmaceutical Co., and Medco Research, Inc.

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

Biography of Timothy A. Timmins, Executive Vice President, Chief Operating and Financial Officer

Mr. Timmins joined the Company in October of 2015 and serves as Executive Vice President and Chief Operating and Financial Officer.  From 2005 to 2015, he operated a consulting practice, providing strategic planning and turnaround services while frequently serving in operating positions with his client companies.  From 2013 to 2014, he served as President, Chief Operating Officer and member of the Board of Directors of BioModeling Solutions, Inc.  From 1993 to 2005, Mr. Timmins served in a number of capacities, including President, Chief Executive Officer and Director with Metro One Telecommunications, Inc.  From 1986 to 1993, he held a number of corporate finance positions with Kemper Securities, an investment banking firm, ultimately Senior Vice President.  Mr. Timmins is a Certified Public Accountant (retired) and is a named inventor in 25 separate telecommunications patents.  He holds a Bachelor of Science degree in Business Administration from Portland State University and a Masters of Business Administration degree from the University of Southern California.

Biography of Carl J. Johnson, President, Chief Executive Officer and Director

Mr. Johnson joined Entia Biosciences on August 12, 2015.  Mr. Johnson served as President and Chief Executive Officer and as a member of the Board of Directors of Matrixx Initiatives, Inc., a marketer of over-the-counter (“OTC”) healthcare products, from July 2001 until his retirement in October 2008, and again as a member of the Board of Directors of Matrixx Initiatives from February 2011 to February 2014. Previously, from 1993 to 2001, Mr. Johnson was Vice President, Commercial Development with Perrigo Company, a leading manufacturer of OTC pharmaceutical and nutritional products for the store brand market. In that capacity, he was responsible for the procurement of new products and technologies and contract manufacturing services with emphasis on Abbreviated New Drug Applications (ANDA) products. Mr. Johnson worked at Johnson & Johnson from 1973 to 1989, where he held a number of high-level marketing and sales positions, including responsibility for the national launch of the Acuvue® disposable contact lens product. Mr. Johnson provided marketing leadership for a special team tasked to re-engineer Johnson & Johnson’s Consumer Sector sales, administrative and operational functions. He also held the position of Director of Marketing for Johnson & Johnson Baby Products Company. Prior to joining Johnson & Johnson, he was an Account Executive at Compton Advertising, servicing Procter & Gamble business. Mr. Johnson earned a Masters of Business Administration — Marketing from the Fairleigh Dickinson University and a Bachelor’s of Science in Economics from Wagner College.  Mr. Johnson is a member of the Board of Directors of Prestige Brands Holdings, Inc.  Previously, he was a member of the Board of Directors of Scolr Pharma, Inc. from 2010 to 2013 and Chairman from 2011 to 2013. Mr. Johnson has previously served on the Board of the Consumer Healthcare Products Association and been a member of the Generic Pharmaceutical Association.  Mr. Johnson’s experience as the chief executive and director of publicly traded, over-the-counter consumer healthcare products companies, as well as his years of experience at various management levels within other similar companies, served as the basis for his appointment as a director of Entia.

With the exception set forth below, our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

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

A former director of the Company, who resigned on December 3, 2015, was subject to a pending criminal proceeding in which he entered a plea agreement with the United States Attorney’s Office for the Central District of California.  The proceeding had no relationship to the Company or its operations and the former director’s resignation was not due to any disagreement with the Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors concerning the fiscal year ended December 31, 2015, some of our officers and directors may not have timely filed the required reports.  The Company is in the process of correcting the situation and ensuring compliance.

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

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended December 31, 2015 and 2014 for our executive officers.  We did not have any other executive officers during the fiscal years ended December 31, 2015 and 2014 who received compensation in excess of $100,000.

Summary Compensation Table

								Non-
								Qualified
							Non-Equity	Deferred
Name and					Stock	Option	Incentive Plan	Compensation	All other
Principal		Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation
Position	Year	($)		($)	($)	($)	($)	($)	($)		($)

Marvin Hausman CSO, Dir	2015	$272,746	1	$-	$-	$-	$-	$-	$23,100	2	$295,846

Marvin Hausman CEO, Dir	2014	$350,000	3	$-		$70,817	$-	$-	$25,428	4	$446,245

Devin Andres COO, Pres	2015	$122,193	5	$-	$-	$-	$-	$-	$25,349	6	$147,542

Devin Andres COO, Pres	2014	$175,000	7	$-	$-	$19,424	$-	$-	$49,990	8	$244,414

Carl Johnson CEO, Dir	2015	$-	9	$-	$-	$-	$-	$-	$16,500	10	$16,500

Timothy Timmins CFO, COO	2015	$11,250	11	$-	$-	$-	$-	$-	$26,461	12	$37,711

(1)  $52,897 of this salary was paid in cash during 2015 while $219,849 was accrued.  Dr. Hausman’s employment agreement was terminated in August 2015 and replaced with a new agreement but as of December 31, 2015, no salary is owed or accrued.  Dr. Hausman’s compensation will begin n first quarter 2016.
(2)  All other compensation was paid to Dr. Hausman as reimbursement of personally paid travel expenses for corporate purposes.
(3)  $19,046 of this salary was paid during 2014 with cash while $250,211 was paid in stock.  There is currently $80,743 of salary accrued at the end of 2014.
(4)  All other compensation for 2014 was reimbursement of personally paid travel expenses for corporate purposes.
(5)  $122,193 in salary was paid to Mr. Andres as compensation.  Mr. Andres’ employment terminated on August 31, 2015.
(6)  All other compensation for 2015 was reimbursement for personally paid travel expenses for corporate purposes.
(7)  $91,638 of this salary was paid during 2014 in cash.  $65,268 was paid in stock and there was $18,094 of salary accrued at the end of 2014.
(8)  All other compensation for 2014 was reimbursement of personally paid travel expenses for corporate purposes.
(9)  There is no compensation for Mr. Johnson per his employment agreement.  Mr. Johnson’s compensation will begin in first quarter 2016.
(10)  All other compensation for 2015 was reimbursement of personally paid travel expenses for corporate purposes.
(11)  $11,250 in salary was paid during 2015 in cash beginning in December 2015.  Mr. Timmins is under agreement to be paid $135,000 per year as stated below.
(12)  All other compensation for 2015 was reimbursement of personally paid travel expenses for corporate purposes.

Under an employment agreement with Marvin S. Hausman, M.D., a Named Executive Officer, dated October 28, 2011. Dr. Hausman was to be compensated as follows:  (1)  a base salary of $250,000 of which $120,000 was to be paid in cash and the remaining $130,000 to be paid in the form common stock in four equal quarterly installments at $0.36 per share, and the first installment of 20,835 shares was issued on October 28, 2011, an option to purchase 138,900 shares at $0.47 per share, and a ten-year warrant to purchase 138,900 shares at $0.36 per share; (2) as a retention incentive, a warrant to purchase 500,000 shares at $0.55 per share that vests monthly over three years, and (3) an annual bonus which Dr. Hausman was to be awarded at the discretion of the board of directors based on his performance and the financial condition of the corporation.  Dr. Hausman was to also receive employee benefits, including family health and dental insurance coverage and short and long term disability insurance coverage.  In addition, Dr. Hausman was issued 834,233 shares of common stock in lieu of cash for accrued consulting fees due to Dr. Hausman and out-of-pocket expenses incurred in the aggregate amount of $300,300.  The employment agreement was for a one year term that automatically extended for additional one-year terms until terminated by either party.  The term of the agreement was to end immediately upon Dr. Hausman’s death, or upon his termination for cause, disability or his resignation for good reason.  In the case of Dr. Hausman’s death, all compensation under the agreement was to cease.  Under the agreement, Entia or Dr. Hausman could have elected not to renew the employment agreement by giving at least 60 days written notice prior to the termination date of the current term.  Upon termination for cause by Entia, after a cure period of at least 10 days, all compensation was to have ceased and all unvested equity compensation was to expire.  In the event Dr. Hausman terminated his relationship with Entia for “Good Reason,” as defined in the Employment Agreement, within six months of the occurrence of the event which established the “Good Reason,” or for “Good Reason” within six months of a change of control, Dr. Hausman was to receive an amount equal to 12 months of base salary for the then current term.  In September, 2014, in consideration of converting all of his then accrued salary into stock, the Company extended all stock option and warrant agreements by three years and changed the exercise price on all stock options and warrant agreements to $0.40, unless the exercise price was already lower.

After the initial one-year term, Dr. Hausman’s compensation increased by $50,000 per annum for the subsequent two terms.  Minimal cash compensation has been actually paid under his salary described in the Employment Agreement.  His unpaid compensation was being accrued and is shown on the balance sheet as a current liability in accrued expenses.  All Entia stock attributable to the employment agreement dated October 28, 2011 has been issued.

During 2015, we terminated Dr. Hausman’s employment contract and replaced it with a new one for the position of Chief Science and Technology Officer.  The new agreement runs through December 31, 2016 and may be renewed for successive one-year periods.  His compensation is as follows: (1) a base salary of $150,000 per year upon an effective close, or any part thereof, of the efforts to raise capital; (2) eligible to earn a cash bonus equal to 90% and up to 150% of the current year base salary; and (3) within 30 days of the execution of the agreement, 200,000 shares of Entia common stock, which has been deferred, pending study by the Board of Directors.

Effective August 12, 2015, we entered into an employment agreement with Carl J. Johnson, our named President, Chief Executive Officer.  The agreement runs through December 31, 2016 and may be renewed for successive one-year periods.  His compensation is as follows: (1) a base salary of $150,000 per year upon an effective close, or any part thereof, of the efforts to raise capital; (2) eligible to earn a cash bonus equal to 90% and up to 150% of the current year base salary; and (3) within 30 days of the execution of the agreement, 300,000 shares of ERGO common stock, which has been deferred, pending study by the Board of Directors.

Effective October 1, 2015, we entered into an employment agreement with Timothy A. Timmins, our named Executive Vice President, Chief Operating and Financial Officer.  The agreement runs through December 31, 2016 and may be renewed for successive one-year periods.  His compensation is as follows: (1) a base salary of $135,000 per year upon an effective close, or any part thereof, of the efforts to raise capital; (2) eligible to earn a cash bonus equal to 90% and up to 150% of the current year base salary; and (3) within 30 days of the execution of the agreement, 250,000 shares of Entia common stock, which has been deferred, pending study by the Board of Directors.

We do not maintain key-man life insurance for any our executive officers/directors.  We do not have any long-term compensation plans.

Stock Option Grants

On September 29, 2014, Dr. Hausman was granted a seven-year stock options to purchase 175,000 shares of common stock at $0.40 per share vesting equally over seven months.  At the same time, Dr. Hausman’s option price on the June 2013 options were modified to $0.40 per share.  On June 21, 2013, Dr. Hausman was granted a seven-year stock option to purchase 200,000 shares of common stock at $0.45 per share vesting immediately.

On September 29, 2014, Mr. Devin Andres, the Company’s former Chief Operating Officer, was granted a seven-year stock option to purchase 47,999 shares of common stock at $0.40 per share vesting equally over seven- months.

Outstanding Equity Awards at Fiscal Year-Ending December 31, 2015:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price$	Option Expiration Date	Number of Shares or Units Stock That Have Not Vested	Market Value of Shares Or Units that Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, Or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Dr. Marvin S. Hausman	138,900	-	-	$0.40	10/27/2029	-	-	-	-

Dr. Marvin S. Hausman	200,000	-	-	$0.40	6/20/2028	-	-	-	-

Dr. Marvin S Hausman	175,000	-	-	$0.40	9/28/2026	-	-	-	-

Devin Andres	25,000	-	-	$0.38	2/20/2021	-	-	-	-

Devin Andres	150,000	-	-	$0.40	6/20/2023	-	-	-	-
							-
Devin Andres	47,999	-	-	$0.40	9/28/2021	-	-	-	-

Devin Andres	108,342	-	-	$0.40	10/27/2029	-	-	-	-

Devin Andres	5,000	-	-	$0.40	6/29/2025	-	-	-	-

Potential Payments Upon Termination or Change in Control

Marvin S. Hausman, M.D.

 Pursuant to his employment agreement dated October 1, 2015, Dr. Hausman would receive the following compensation following his resignation, retirement or other termination of employment or following a change in control:

Upon termination for “Cause,” all future compensation due to Dr. Hausman under his agreement will cease.

Upon termination by the employer without cause or for good reason or because of a change of control, the company will pay Dr. Hausman a lump sum payment of 200% of his base salary plus the average of the annual incentive bonuses paid to him for the prior two years or, if not applicable, a bonus equivalent to one-half of his base salary.

Carl J. Johnson

Pursuant to his employment agreement dated August 12, 2015, Mr. Johnson would receive the following compensation following his resignation, retirement or other termination of employment or following a change in control:

Upon termination for “Cause,” all future compensation due to Mr. Johnson under his agreement will cease.

Upon termination by the employer without cause or for good reason or because of a change of control, the company will pay Mr. Johnson a lump sum payment of 200% of his base salary plus the average of the annual incentive bonuses paid to him for the prior two years or, if not applicable, a bonus equivalent to one-half of his base salary.

Timothy A. Timmins

Pursuant to his employment agreement dated October 1, 2015, Mr. Timmins would receive the following compensation following his resignation, retirement or other termination of employment or following a change in control:

Upon termination for “Cause,” all future compensation due to Mr. Timmins under his agreement will cease.

Upon termination by the employer without cause or for good reason or because of a change of control, the company will pay Mr. Timmins a lump sum payment of 200% of his base salary plus the average of the annual incentive bonuses paid to him for the prior two years or, if not applicable, a bonus equivalent to one-half of his base salary.

We have not entered into any other compensatory plans or arrangements with respect to our named executive officers, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries.

Director Compensation

					Non-Equity
		Fees earned			Incentive	All
		or Paid in	Stock	Option	Plan	Other
		Cash	Awards	Awards	Compensation	Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)

Elliot Shelton	2015	$-	$-	$-	$-	$-	$-
Philip Sobol	2015	$-	$-	$-	$-	$-	$-

Elliot Shelton	2014	$-	$-	$-	$-	$-	$-
Philip Sobol	2014	$-	$-	$-	$-	$13,009	$13,009

(1) All other compensation includes value of warrants granted and vested during 2014.  15,000 warrants were granted as part of an extension of a promissory note entered into with Entia.

We did not pay our directors any cash compensation during fiscal years ending December 31, 2015, and December 31, 2014. We do not compensate our executive management for their services as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on April 14, 2016 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors. The percentage of beneficial ownership for the following table is based on 28,134,777 shares of common stock outstanding

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2016, pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Entia Biosciences, Inc.’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Marvin S. Hausman, M.D., CSO & Dir. (2)(8)	6,392,730 shares	21.3%
Carl J. Johnson, President, CEO, Dir. (3)	- shares	0.0%
Timothy A. Timmins, EVP, COO, CFO (3)	- shares	0.0%
Devin Andres, former COO (4)	2,121,354 shares	7.3%
Philip A. Sobol, M.D., former director (5)	1,057,216 shares	3.6%
Elliot L. Shelton, Esq. Secretary, Director (6)(8)	526,250 shares	1.8%
DGI (7)	3,042,455 shares	10.8%
Total officers and directors	10,097,550 shares	31.3%

(1) These percentage figures are based upon 28,134,777 shares of our common stock outstanding as of April 14, 2016.  Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(2) Marvin Hausman’s holdings include 4,573,867 shares of common stock, 14,625 shares of preferred stock that converts to 10 shares of common per preferred at $5.00 per share, a non-statutory stock option to purchase 138,900 shares at $0.40 per share issued on October 28, 2011, a non-statutory stock option to purchase 200,000 shares at $0.40 per share issued on June 21, 2013, a non-statutory stock option to purchase 175,000 shares at $0.40 per share issued on September 29, 2014, a thirteen-year warrant to purchase 12,500 shares at $0.40 per share issued on December 30, 2009, a, eighteen-year warrant to purchase 138,900 shares at $0.36 per share issued on October 28, 2011, an eighteen-year warrant to purchase 500,000 shares exercisable at $0.40 per share issued on October 28, 2011, a thirteen-year warrant to purchase 100,000 shares at $0.40 per share issued on December 20, 2011 in conjunction with extending a convertible note payable, a fifteen-year warrant to purchase 400,000 shares at $0.40 issued on June 21, 2013 and an eleven-year warrant to purchase 7,313 shares at $0.40 issued on October 16, 2013.  Dr. Hausman’s holdings of 6,392,730 fully diluted shares also include 350,000 common shares owned by Northwest Medical Research Partners Inc., which is controlled by Marvin S. Hausman, M.D. and 66,667 of 100,000 shares owned by MSH Ventures, Inc., in which Dr. Hausman has an equity interest of 66.66%.  This number does not include 154,400 shares of common stock owned by the adult children of Marvin S. Hausman, M.D.

(3) Under their employment agreements executed in 2015, Messrs. Hausman, Johnson and Timmins are entitled to grants of 200,000, 300,000 and 250,000 shares of common stock, respectively.  As these shares or some replacement for them have not been issued, pending the results of a future valuation study, such common shares have not been included here.

(4) Devin Andres’ holdings include 1,171,671 shares of common stock, an eighteen-year non-statutory stock option to purchase 108,342 shares at $0.40 issued on October 28, 2011, a thirteen-year non-statutory stock option to purchase 5,000 shares at $0.40 issued on June 29, 2012, a thirteen-year non-statutory stock option to purchase 25,000 shares at $0.38 issued on February 20, 2013, a fifteen-year non-statutory stock option to purchase 150,000 shares at $0.40 issued on June 21, 2013 and a twelve-year non-statutory stock option to purchase 47,999 shares at $0.40 issued on September 29, 2014, a thirteen-warrant to purchase 5,000 shares of common stock at $0.40 issued on January 1, 2010, an eighteen-year warrant to purchase 350,000 shares of common stock at $0.40 issued on October 28, 2011, an eighteen-year warrant to purchase 108,342 shares of common stock at $0.36 issued on October 31, 2011 and a fifteen-year warrant to purchase 150,000 shares of common stock at $0.40 issued on June 21, 2013.  As of third quarter 2015, Mr. Andres is no longer an officer of the Company.

(5) Philip Sobol’s holdings include 81,667 shares of common stock, 19,338 shares of preferred stock that converts to 10 shares of common per preferred at $5.00 per share, a twenty-year non-statutory stock option to purchase 100,000 shares of common stock at $0.40 issued on January 24, 2011, a thirteen-year warrant to purchase 12,500 shares at $0.40 issued on December 30, 2009, a fifteen-year warrant to purchase 100,000 shares at $0.60 per share granted on December 20, 2011, a ten-year warrant to purchase 150,000 shares at $0.40 granted on May 17, 2012, a ten-year warrant to purchase 150,000 shares at $0.40 per share issued on June 29, 2012,  a ten-year warrant to purchase 10,000 shares at $0.40 issued on July 1, 2013, a twelve-year warrant to purchase 150,000 at $0.40 issued on June 21, 2013, an eight-year warrant to purchase 9,669 shares at $0.40 share issued on October 16, 2013, a twelve-year warrant to purchase 20,000 shares at $0.40 issued on December 13, 2013, a ten-year warrant to purchase 15,000 shares at $0.30, a twelve-year warrant to purchase 5,000 shares at $0.20 pursuant to a promissory note.  Mr. Sobol also has 50,000 shares of common stock that can be converted pursuant to an extension of a promissory note entered into during November 2014.  As of the fourth quarter, 2015, Mr. Sobol is no longer a director of the Company.

(6) Elliot Shelton’s holdings include 126,250 shares of common stock, 100,000 shares of common stock issuable upon exercise of vested non-statutory stock options exercisable at $0.85 per share granted on January 24, 2011, a five-year warrant to purchase 100,000 out of 150,000 at $0.40 issued on June 29, 2012 and a seven-year warrant to purchase 150,000 shares at $0.45 granted on June 21, 2013.

(7) Delta Group Investments, LTD’s (DGI) holdings include 3,042,455 shares of common stock.  DGI’s address is Room 2204, 22F, Shun Tak Centre, West Tower 200 Connaught Road Central, Hong Kong.

(8) Elliot Shelton and Marvin Hausman are first cousins.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 20, 2011, we entered into an Amendment No. 1 to Promissory Note with Marvin S. Hausman, M.D., our Chief Executive Officer and Philip Sobol, a director, whereby Dr. Hausman and Dr. Sobol agreed to extend the maturity date of the Promissory Note dated December 30, 2009 in the principal amount of $50,000 from December 31, 2011 to December 31, 2013.  The interest rate on the note remains 6% per annum.  In exchange for the extension of the maturity date, Drs. Hausman and Sobol were each given a five-year warrant to purchase 100,000 shares of common stock at $0.60 per share with warrants to purchase 50,000 shares of common stock to each of Drs. Hausman and Sobol vesting immediately and the remaining warrants to purchase 50,000 shares of common stock each vesting monthly over a two-year period.  The other provisions of the Promissory Note remain the same.  On June 4, 2013, the note plus accrued interest of $11,812 was converted into Series A Preferred stock at $5.00 per share.

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

Item 14. Principal Accounting Fees and Services.

Aggregate fees paid for professional services rendered to the Company by Peterson Sullivan LLP for the years ended December 31, 2015 and 2014 were as follows:

	For the Years Ended December 31,
	2015	2014
Fee Category
Audit fees	$50,906	$41,339
Tax Fees	-	-
All other fees	-	-
Total Fees	$50,906	$41,339

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore, our board of directors pre-approves all services to be provided to us by our independent auditor.  This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules.  Our directors then make a determination to approve or disapprove the engagement of Peterson Sullivan LLP, for the proposed services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)           1.  Financial Statements

The financial statements listed below are filed in Item 8 of Part II of this Form 10-K above:

Consolidated Balance Sheets at December 31, 2015 and December 31, 2014	28
Consolidated Statements of Operations for the Years ended December 31, 2015 and 2014	29
Consolidated Statement of Stockholders’ Equity (Deficit) for the Years ended December 31, 2015 and 2014	30-31
Consolidated Statements of Cash Flows for the for the Year ended December 31, 2015 and 2014	32

2.  Financial Statement Schedules

Not Applicable

3.  Exhibits specified by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Registrant and Certificate of Validation	X

3.2	Amended and Restated Bylaws of Registrant		8-K	3.2	09/22/2010

3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008

10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008

10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008

10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008

10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009

10.5	Form of Securities Purchase Agreement		8-K	10.1	09/21/2009

10.6	$50,000 Promissory Note between Entia and Marvin S. Hausman, M.D. and Philip Sobol dated December 30, 2009		8-K	10.1	12/31/2010

10.9	$50,000 Promissory Note between Entia and Mark C. Wolf dated February 18, 2010		10-K	10.9	4/15/2010

10.10	Profit Sharing Agreement between Entia, American Charter & Marketing LLC, and Delta Group Investments, Limited dated March 26, 2010		10-K	10.10	4/15/2010

10.11	Form of Common Stock and Warrant Agreement 2010		8-K	10.1	12/20/2010

10.12	$312,500 Promissory Note between Entia and Delta Group Investments Limited dated January 21, 2011		8-K	10.2	2/22/2010

10.13	Termination of Profit Sharing Agreement dated February 21, 2011		8-K	10.1	2/22/2011

10.14	Lease Agreement between Entia and Sherwood Venture LLC dated March 15, 2011		8-K	10.1	4/6/2011

10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010

10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon on this 13th day of April, 2016.

ENTIA BIOSCIENCES, INC.

By:	/s/ Carl J. Johnson
Carl J. Johnson President Chief Executive Officer, (Principal Executive Officer)

By:	/s/ Timothy A. Timmins
Timothy A. Timmins Executive Vice President Chief Operating and Financial Officer, (Principal Finance and Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 13th day of April, 2016.

Signature	Title

/s/ Marvin S. Hausman, M.D.	Chairman of the Board, Director
Marvin Hausman, M.D.

/s/ Carl J. Johnson	Director
Carl J. Johnson

/s/ Elliot L. Shelton, Esq.	Director
Elliot A. Shelton, Esq.