Form 10-Q
period 2016-03-31
Entia Biosciences, Inc.
filed 2016-05-16
CIK 1408299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2016

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

(971) 288-0709
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

On May 16, 2016, 28,138,527 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Part 1: FINANCIAL INFORMATION

Item 1. Financial Statements
 ENTIA BIOSCIENCES, INC.

 CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash	$-	$24,133
Accounts receivable, net	9,506	7,098
Inventory, net	31,219	40,323
Prepaid expenses	44,983	56,782

Total Current Assets	85,708	128,336

Property and Equipment, net	29,050	32,686

Patents and Licenses, net	236,014	232,584

Long-Term Inventory	55,000	55,000

Total Assets	$405,772	$448,606

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,070,900	$960,557
Line of credit	59,945	58,195
Short-term notes payable, related-party	10,000	-
Short-term convertible notes payable, net of discount	102,126	181,981
Notes payable	36,610	39,061

Total Current Liabilities	1,279,581	1,239,794

Long Term Liabilities:

Convertible notes payable, net of discount	152,827	-

Total Liabilities	1,432,408	1,239,794

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Series A preferred stock, 350,000 shares designated, 188,563 and 191,307 shares issued and outstanding, respectively, aggregate liquidation value of $942,815 and $956,535 respectively	188	191
Common stock, $0.001 par value, 150,000,000 shares authorized, 28,138,527 and 28,107,337 shares issued and outstanding, respectively	28,138	28,108
Additional paid-in capital	12,335,533	12,309,450
Deferred compensation	(40,911)	(51,945)
Accumulated deficit	(13,349,584)	(13,076,992)

Total Stockholders' Equity (Deficit)	(1,026,636)	(791,188)

Total Liabilities and Stockholders' Equity (Deficit)	$405,772	$448,606

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

REVENUES	$79,200	$102,329

COST OF GOODS SOLD	32,357	31,625

GROSS PROFIT	46,843	70,704

OPERATING EXPENSES
Advertising and promotion	1,576	33,671
Professional fees	57,687	53,354
Consulting fees	13,644	63,835
General and administrative	243,847	380,657

Total Operating Expenses	316,754	531,517

LOSS FROM OPERATIONS	(269,911)	(460,813)

OTHER INCOME (EXPENSES)
Interest expense	(7,394)	(97,261)
Other income (expense)	5	37,565
Gain on extinguishment of debt	4,708	-

NET LOSS	$(272,592)	$(520,509)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.01)	$(0.05)

Weighted common shares outstanding - basic and diluted	28,118,796	10,272,422

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
 FOR THE PERIOD ENDED DECEMBER 31, 2015 and
 FOR THE INTERIM PERIOD ENDED MARCH 31, 2016
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Deferred	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	In Capital	Compensation	Deficit	(Deficit)

Balance - December 31, 2015	191,307	$191	28,107,337	$28,108	$12,309,450	$(51,945)	$(13,076,992)	$(791,188)

Issuance of warrants in connection with convertible notes payable	-	-	-	-	10,212	-	-	10,212
Issuance of common stock for conversion of preferred stock	(2,744)	(3)	27,440	27	(24)	-	-	-
Stock Compensation	-	-	-	-	13,612	-	-	13,612
Issuance of common stock for services	-	-	3,750	3	2,283	-	-	2,286
Amortization of deferred compensation	-	-	-	-	-	11,034	-	11,034
Net loss	-	-	-	-	-	-	(272,592)	(272,592)

Balance - March 31, 2016	188,563	$188	28,138,527	$28,138	$12,335,533	$(40,911)	$(13,349,584)	$(1,026,636)

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(272,592)	$(520,509)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation/amortization	4,735	8,807
Gain on extinguishment of debt	(4,708)	-
Loss on write-off of debt discount	-	23,321
Amortization of discount on convertible notes	851	42,241
Stock-based compensation	26,932	146,235
Changes in operating assets and liabilities:
Accounts receivable	(2,408)	229,782
Inventory	9,104	(25,924)
Prepaid expenses	14,759	15,993
Other current assets	-	(3,897)
Accounts payable and accrued expenses	124,134	98,067

NET CASH USED IN OPERATING ACTIVITIES	(99,193)	14,116

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of patents	(4,529)	(7,954)

NET CASH USED IN INVESTING ACTIVITIES	(4,529)	(7,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	85,005
Proceeds from convertible notes payable and notes payable	95,000	50,000
Payment on convertible notes payable and notes payable	(15,411)	(61,480)

NET CASH PROVIDED BY FINANCING ACTIVITIES	79,589	73,525

NET CHANGE IN CASH	(24,133)	79,687

Cash at beginning of period	24,133	99,462

Cash at end of period	$-	$179,149

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$1,821	$16,641

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING AND INVESTING ACTIVITIES:
Stock issued for accounts payable	$-	11,100
Conversion of convertible notes payable, accounts payable and accrued interest to preferred and common stock	$-	$69,200
Issuance of note payable for insurance	$2,960	$-

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

We engage in the development, production and distribution of organic dietary nutraceutical supplement products, principally in the United States of America.  We are also engaged in the discovery, scientific evaluation and marketing of natural formulations that can be used in medical foods, nutraceuticals, cosmetics and other products developed and sold by Entia and by third parties.

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new organic medical food products.  At March 31, 2016, we had cash and cash equivalents of $0.  These conditions raise substantial doubt about our ability to continue as a going concern.  Based on planned financings, and results from future operations, we believe that we will have sufficient funds to continue operations through 2016.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated unaudited interim financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We generally consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $5,736 at March 31, 2016 and December 31, 2015, respectively.  57% of our accounts receivable at the end of first quarter 2016 is attributed to one customer which also consisted of 9.8% of our first quarter sales as compared to the same customer having 40% of our accounts receivable and 33.8% of our sales during first quarter 2015.

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

Patents

Patents, once issued or purchased, are amortized using the straight-line method over their economic remaining useful lives. All internally developed process costs incurred to the point when a patent application is to be filed are expensed as incurred and classified as research and development costs.  Patent application costs, generally legal costs, are capitalized pending disposition of the individual patent application, and are subsequently either amortized based on the initial patent life granted, generally 15 to 20 years for domestic patents and five to 20 years for foreign patents, or expensed if the patent application is rejected.  The costs of defending and maintaining patents are expensed as incurred.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2016 or December 31, 2015, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2016 and March 31, 2015.

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

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.

The assumptions used to determine the fair value of our warrants are as follows:

•	The expected life of warrants issued represents the period of time the warrants are expected to be outstanding;
•	The expected volatility is generally based on the historical volatility of comparable companies’ stock over the contractual life of the warrant;
•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the warrant; and
•	The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the warrant.

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

We did not record an income tax provision for the three months ended March 31, 2016 and 2015 as we had a net taxable loss (the benefit of which was fully reserved) in the periods.

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which is convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for three months ended March 31, 2016 and 2015.   The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(272,592)	$(520,509)

Denominator:
Weighted-average common shares outstanding	28,118,796	10,272,422

Basic and diluted net loss per share	$(0.01)	$(0.05)

Common stock warrants	19,077,880	7,402,010
Series A convertible preferred stock	1,885,630	2,008,070
Stock options	2,898,220	2,866,470
Convertible debt including interest	2,292,238	542,892
Excluded dilutive securities	26,153,968	12,819,442

Reclassifications

Certain reclassifications have been made to prior period financial statements and footnotes in order to conform to the current period's presentation.

Segments

We have determined that we operate in one segment for financial reporting purposes.

Recently issued accounting pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for Entia beginning after December 31, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.

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

NOTE 3 – INVENTORY

Inventory consists of the following at:

	March 31, 2016	December 31, 2015
Raw materials	$213,610	$219,074
Finished goods	23,673	27,313
	237,283	246,387
Less reserve for excess and obsolete inventory	(151,064)	(151,064)
	86,219	95,323
Less current portion	(31,219)	(40,323)
	$55,000	$55,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following at:

	March 31, 2016	December 31, 2015
Office equipment	$31,658	$31,658
Production equipment	90,899	90,899
Leasehold improvements	16,328	16,328
	138,885	138,885
Less: accumulated depreciation	(109,835)	(106,199)
	$29,050	$32,686

NOTE 5 – PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  Patent and license amortization is $1,099 and $3,370 for the three months ended March 31, 2016 and 2015, respectively.

The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	March 31, 2016	December 31, 2015
Licenses and amortizable patents	$97,244	$97,244
Unamortized patents	183,922	179,393
Accumulated amortization	(45,152)	(44,053)
Patents and licenses, net	$236,014	$232,584

NOTE 6 – ACCRUED EXPENSES

Accrued expenses (included with accounts payable) consists of the following at:

	March 31, 2016	December 31, 2015
Executive compensation	$416,388	$327,285
Other accruals	38,333	38,022
	$454,721	$365,307

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2016	December 31, 2015
Notes payable - current
5.86% unsecured, $781 due monthly	1,083	2,687
4.15% unsecured, $3,436 due monthly	22,853	36,374
8.95% unsecured, $314 due monthly	2,674	-
10% unsecured due on February 16, 2017.	10,000
	$36,610	$39,061

Convertible notes payable, net
$55,000, 8% secured due on December 26, 2016, net of discount related to warrants, convertible into common stock at $0.10 per share. Existing note of $50,000 was converted into the new note with $5,000 of accrued interest being added to principal. Remaining $4,500 in accrued interest was forgiven and reported as a gain on extinguishment of debt on the statement of operations.	$52,126	$50,000
6% unsecured, convertible into common stock at $2.00 per share, due on demand	50,000	50,000
$11,333, 8% unsecured due December 2018, net of discount related to warrants, convertible into common stock at $0.10 per share. Existing note of $10,000 was converted into the new note with $1,333 of accrued interest being added to principal.	10,678	10,000
$11,000, 8% unsecured due October 2018, net of discount related to warrants, convertible into common stock at $0.10 per share. Existing note of $10,000 was converted into the new note with $1,000 of accrued interest being added to principal. Remaining $208 in accrued interest was forgiven and reported as a gain on extinguishment of debt on the statement of operations.	10,365	10,000
$50,000, 8% unsecured due November 25, 2018, net of discount related to warrants, convertible into common stock at $0.10 per share.	47,244	46,981
$15,000, 8% unsecured due November 2018, net of discount related to warrants, convertible into common stock at $0.10 per share. Existing 0% note of $15,000 exchanged into new note.	14,134	15,000
$50,000, 8% unsecured due March 2019, net of discount related to warrants, convertible into common stock at $0.10 per share.	46,937	-
$25,000, 8% unsecured due March 2019, net of discount related to warrants, convertible into common stock at $0.10 per share.	23,469	-
Less: Current Portion	(102,126)	(181,981)

	$152,827	$-

Notes payable, related party
$10,000, 10% unsecured due on February 18, 2017	$10,000.00	$-
	$10,000.00	$-

Line of Credit

On March 25, 2014, we entered into an unsecured line of credit arrangement that renews annually unless terminated by either party.  The line of credit is $60,000 with an interest rate of prime plus 3.00%, resulting in an interest rate of 6.5% at March 31, 2016.  There are no loan covenants applicable to this line of credit and the amounts outstanding are $59,945 and $58,195 as of March 31, 2016 and December 31, 2015, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Debt agreements from board member

  On February 18, 2016, we entered into a 10% unsecured note due on February 18, 2017 with Marvin Hausman.

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

Stock incentive plan

On September 17, 2010, our Board of Directors adopted the 2010 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including directors, executive officers, employees and consultants of the Company.  We have reserved 4,700,000 shares of common stock for issuance under the Plan with an annual increase in shares of 50,000 as of January 1 of each year.  On January 1, 2016, another 50,000 shares were automatically added to the shares reserved for issuance bringing the total to 4,750,000 shares.

A summary of option activity under the stock option plan as of March 31, 2016 and changes during the quarter then ended is presented below:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number of	Exercise Price	Exercise	Contractual Term	Intrinsic
	Shares	Range	Price	(Years)	Value

Outstanding, December 31, 2015	2,898,220	$0.20 - $1.00	$0.43	11.25	-

Exercisable, December 31, 2015	2,661,493	$0.096 - $1.00	$0.42	11.66	-

Granted	-	-	$-	-	-
Exercised	-	-	$-	-	-
Expired/Forfeited	-	-	$-	-	-

Outstanding, March 31, 2016	2,898,220	$0.09 - $1.00	$0.43	11.25	-

Exercisable, March 31, 2016	2,688,438	$0.20 - $1.00	$0.42	11.62	-

The range of exercise prices for options outstanding under the 2010 Stock Incentive Plan at March 31, 2016 are as follows:

Number of	Exercise
shares	Price
20,000	$0.09
190,000	$0.20
300,000	$0.30
55,000	$0.38
1,386,670	$0.40
10,000	$0.45
613,550	$0.50
160,000	$0.60
15,000	$0.62
100,000	$0.75
10,000	$0.81
38,000	$1.00
2,898,220

At March 31, 2016, the Company had 1,833,530 unissued shares available under the Plan.  Also, at March 31, 2016, the Company had $91,788 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 11 years.

Warrants – Consulting and Debt Agreements

Outstanding warrants to purchase common stock are as follows:

Date of Issue	Number of shares purchasable	Exercise Price	Expiration
As of December 2015	18,820,825	$0.36 - $10.00	09/2016 - 10/2024
January-16	257,055	$0.125	01/2019
Total as of March 31, 2016	19,077,880

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.  In determining the fair value of warrants, we employed the following key assumptions:

	March 31, 2016	December 31, 2015
Risk-Free interest rate	0.65%	0.28% - 2.97%
Expected dividend yield	0%	0%
Volatility	131.14%	166.10% - 204.66%
Expected life	3 years	3-7 years
Weighted average price	$0.125	$0.39

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company has a lease agreement on its headquarters facilities that expires in May 2018.  The lease terms include a base monthly rental rate of $3,343 per month, increasing to $3,410 in August 2016, and then $3,478 in August 2017.  The Company has analyzed the requirement to straight-line the full value of the lease agreement over the life of the lease and has determined that there is no need to book a deferred rent liability as the amount is immaterial.

Employment Agreements

During 2015, the Company entered into employment agreements with its CEO, COO/CFO and CSO.  Commencement of payment of the base salaries under these employment agreements was, and continues to be, conditional on fundraising results.  Management determined that no base salary for the CEO or CSO would be accrued or paid for 2015, based primarily upon the financial needs of the Company through the end of that year. Payment of base salary commenced for the COO/CFO in December 2015 and we commenced accrual of salaries for the CEO and CSO on January 1, 2016.

Litigation

At March 31, 2016, we were and continue to be a party to litigation with respect to a note payable, with a face amount of $50,000 and the accrued interest thereon.  Additionally, we are involved in arbitration with a former employee who has made claims against us, along with other potential allegations seeking approximately $93,000, plus punitive damages.  In both cases, the Company will defend itself vigorously and reserves the right to make counter claims against the adversarial parties.  Although we believe that these situations will be settled in due time, without material effect to the Company or its future operations, we can offer no assurance to that effect.

NOTE 11 – SUBSEQUENT EVENTS

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Current Operations

Entia Biosciences, Inc. (“We,” “the Company,” or “Entia”) develops patented, pharmaceutical-grade organic compounds, including a foundational compound called ErgoD2®.  We believe that ErgoD2 improves iron homeostasis and mitigates iron-related disorders presenting in anemia, chronic kidney disease and select neurodegenerative diseases.  Our goal is to clinically validate and commercialize ErgoD2 through the medical food and OTC supplement channels.  We also develop and market health-related nutraceuticals and cosmeceuticals.

Through our wholly owned subsidiary Total Nutraceutical Solutions, Inc. (TNS), we currently market nutraceutical products under the GROH® and SANO™ brands direct to consumers online and through leading hair salons and other resellers in North America.  TNS currently offers three natural organic nutraceutical mushroom dietary supplement products, ImmuSANO®, GlucoSANO®, and GROH, which has been designed to nutritionally support hair follicles and nail beds.  ImmuSANO is designed to nutritionally address the needs of the immune system by balancing cellular function and promoting a stronger immune system.  GlucoSANO is designed to assist in maintaining normal cellular metabolism and stabilizing blood sugar levels.

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

Material Changes in Results of Operations for the Three Months ended March 31, 2016 and 2015.

Revenues and Cost of Goods Sold:

	For the Three Months Ended March 31,		Change
	2016	2015	$	%
Revenues	$79,200	$102,329	$(23,129)	-22.6%
Cost of Goods Sold	32,357	31,625	732	2.3%

Revenues.  Revenues are generated primarily from the sale of our ErgoD2 ingredients and our GROH® ERGO Boost line of beauty and wellness products as well as our mushroom-based nutraceutical dietary supplement products.  The decrease in revenues for the three months ending March 31, 2016 from 2015 is due to an increase of sales of approximately $25,000 that was caused by a reduction in our allowance for doubtful accounts in first quarter 2015.

Cost of Goods Sold.   Cost of goods sold includes raw materials such as nutraceutical mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for the three months ended March 31, 2016 increased from 2015 due to a negative inventory adjustment during the quarterly inventory count.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses:

	For the Three Months Ended March 31,		Change
	2016	2015	$	%
Advertising & promotion expenses	$1,576	$33,671	$(32,095)	-95.3%
Professional fees	57,687	53,354	4,333	8.1%
Consulting fees	13,644	63,835	(50,191)	-78.6%
General and Administrative expenses	243,847	380,657	(136,810)	-35.9%

Advertising and promotional expenses.  These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  These expenses decreased from the three months ended March 31, 2015 to 2016, respectively, as management determined that the existing promotional program was relatively expensive and ineffective and, accordingly, elected to deploy the majority of this portion of the Company’s capital elsewhere during the period.

Professional fees.  These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The increase in professional fees from 2015 is due primarily to increased legal and stock-related fees in 2016.

Consulting fees.  These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology and marketing management services.  The decrease in these expenses from 2015 is due to decreased consultants fees for their services during 2016 and the accompanying decrease in warrants granted.

General and administrative expenses.  These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation, product development, payroll and bad debt.  The decrease from 2015 is attributable to a decrease in employee compensation, stock-based compensation, travel and general supplies expense.

Material Changes in Financial Condition

At March 31, 2016, cash totaled $0, compared to $24,133 at December 31, 2015.  The primary reasons for the net decrease in 2016 are described below.  Working capital deficit was $(1,193,873) at March 31, 2016, compared to $(1,111,458) at December 31, 2015.  The change in working capital was due primarily to the decrease in accounts receivable resulting from reduced sales and an increase in accounts payable.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Three Months Ended March 31,		Change
	2016	2015	$	%
Net cash provided by (used in)
Operating activities	$(99)	$14	$(113)	-807.1%
Investing activities	(5)	(8)	3	-37.5%
Financing activities	80	74	6	8.1%

Operating Activities.  The increase in net cash flows used in operating activities was due primarily to net loss from 2016 offset by change in accounts payable.

Investing Activities.  The decrease in net cash flows used from investing activities was due primarily to a decrease of acquisitions of patents.

Financing Activities.  The increase in net cash flows from financing activities was due primarily to the increase of investors’ funds and less repayments notes payable.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Principal Executive Officer and Principal Finance and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016.  Based on that evaluation, our Principal Executive Officer and Principal Finance and Accounting Officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2015, Item 9A filed on April 13, 2016 still exist, and therefore our disclosure controls and procedures were not effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

As of March 31, 2016, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

At March 31, 2016, we were and continue to be a party to litigation with respect to a note payable, with a face amount of $50,000 and the accrued interest thereon.  Additionally, we are involved in arbitration with a former employee who has made claims against us, along with other potential allegations seeking approximately $93,000, plus punitive damages.  In both cases, the Company will defend itself vigorously and reserves the right to make counter claims against the adversarial parties.  Although we believe that these situations will be settled in due time, without material effect to the Company or its future operations, we can offer no assurance to that effect.

Item 1A.  Risk Factors

See Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and the discussion above in Part I, Item 2, under " Liquidity and Capital Resources.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During first quarter 2016, there were no unregistered sales of securities that have not previously been disclosed in our periodic reports, except as follows:

During April 2016, we issued a three-year, 8% convertible debenture in the amount of $100,000 and convertible into shares of common stock at the rate of $0.10 per share.  Attached to the debenture is a three-year warrant to purchase 100,000 shares of our common stock at $0.125 per share.  We calculated a discount on the fair value of the warrant in the amount of $6,300 and will amortize this over the life of the debenture.  The proceeds were used for general corporate purposes.

The issuance of these securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Registrant and Certificate of Validation		10-K	3.1	04/13/2016
3.2	Amended and Restated Bylaws of Registrant		8-K	3.2	09/22/2010
3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008
10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008
10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008
10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008
10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009
10.5	Form of Securities Purchase Agreement		8-K	10.1	09/21/2009
10.6	$50,000 Promissory Note between TNS and Marvin S. Hausman, M.D. and Philip Sobol dated December 30, 2009		8-K	10.1	12/31/2010
10.7	$100,000 Promissory Note between TNS and Larry A. Johnson dated January 12, 2010		8-K	10.1	2/24/2010
10.8	$100,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		8-K	10.2	2/24/2010
10.9	$50,000 Promissory Note between TNS and Mark C. Wolf dated February 18, 2010		10-K	10.9	4/15/2010
10.10	Profit Sharing Agreement between TNS, American Charter & Marketing LLC, and Delta Group Investments, Limited dated March 26, 2010		10-K	10.10	4/15/2010
10.11	Form of Common Stock and Warrant Agreement 2010		8-K	10.1	12/20/2010
10.12	$312,500 Promissory Note between TNS and Delta Group Investments Limited dated January 26, 2011		8-K	10.2	2/22/2010
10.13	Termination of Profit Sharing Agreement dated February 21, 2011		8-K	10.1	2/22/2011
10.14	Lease Agreement between TNS and Sherwood Venture LLC dated March 15, 2011		8-K	10.1	4/6/2011
10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010
10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010
10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010
10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010
10.17	Asset Purchase Agreement between TNS, FunGuys, LLC and Mark C. Wolf dated May 27, 2011		8-K	10.1	3/3/2011
10.18	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock of Total Nutraceutical Solutions, Inc. dated May 26, 2011.		8-K	10.3	3/3/2011
10.19	Employment Agreement between Marvin S. Hausman, M.D. and Total Nutraceutical Solutions, Inc. dated October 28, 2011.		8-K	10.1	11/2/2011
10.20	Employment Agreement between Devin Andres and Total Nutraceutical Solutions, Inc. dated October 28, 2011.		8-K	10.2	11/2/2011
31.1	Certification of Principal Executive Officer of Entia Biosciences, Inc. pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934.	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entia Biosciences, Inc.

May 16, 2016	By:	/s/ Timothy A. Timmins
Executive Vice President Chief Operating and Financial Officer (Principal Financial Officer and Duly Authorized Officer)