Form 10-Q
period 2016-06-30
Entia Biosciences, Inc.
filed 2016-09-29
CIK 1408299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2016

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

(971) 228-0709
 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

On September 20, 2016, 28,311,397 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENTIA BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015

Assets
Current Assets:
Cash	$17,758	$24,133
Accounts receivable, net	9,956	7,098
Inventory, net	13,080	40,323
Prepaid expenses	41,087	56,782

Total Current Assets	81,881	128,336

Property and Equipment, net	25,414	32,686

Patents and Licenses, net	237,503	232,584

Long-Term Inventory	55,000	55,000

Total Assets	$399,798	$448,606

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,299,318	$960,557
Line of credit	59,945	58,195
Short-term notes payable, related-party	10,000	-
Short-term convertible notes payable, net of discount	102,387	181,981
Notes payable	20,991	39,061

Total Current Liabilities	1,492,641	1,239,794

Long Term Liabilities:

Convertible notes payable, net of discount-related party	23,820	-
Convertible notes payable, net of discount	273,395	-

Total Long Term Liabilities	297,215	-

Total Liabilities	1,789,856	1,239,794

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Series A preferred stock, 350,000 shares designated, 188,563 and 191,307 shares issued and outstanding, respectively, aggregate liquidation value of $942,815 and $956,535 respectively	188	191
Common stock, $0.001 par value, 150,000,000 shares authorized, 28,142,277 and 28,107,337 shares issued and outstanding, respectively	28,142	28,108
Additional paid-in capital	12,362,707	12,309,450
Deferred compensation	(29,877)	(51,945)
Accumulated deficit	(13,751,218)	(13,076,992)

Total Stockholders' Equity (Deficit)	(1,390,058)	(791,188)

Total Liabilities and Stockholders' Equity (Deficit)	$399,798	$448,606

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUES	$98,425	$108,136	$177,625	$210,465

COST OF GOODS SOLD	35,593	46,723	67,950	78,348

GROSS PROFIT	62,832	61,413	109,675	132,117

OPERATING EXPENSES
Advertising and promotion	8,770	44,564	10,346	78,234
Professional fees	75,055	46,657	132,742	100,011
Consulting fees	16,722	299,639	30,366	363,474
Loss on litigation	93,074	-	93,074	-
General and administrative	252,634	620,924	496,484	1,001,581

Total Operating Expenses	446,255	1,011,784	763,012	1,543,300

LOSS FROM OPERATIONS	(383,423)	(950,371)	(653,337)	(1,411,183)

OTHER INCOME (EXPENSES)
Interest expense	(17,888)	(60,248)	(25,282)	(157,509)
Other income (expense)	(320)	(26,217)	(315)	11,348
Loss on settlement/conversion of notes payable	-	(32,500)	-	(32,500)
Gain on extinguishment of debt	-	-	4,708	-

NET LOSS	$(401,631)	$(1,069,336)	$(674,226)	$(1,589,844)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.01)	$(0.05)	$(0.02)	$(0.08)

Weighted common shares outstanding - basic and diluted	28,138,527	23,319,184	28,128,779	19,814,557

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2015 and
FOR THE INTERIM PERIOD ENDED JUNE 30, 2016
(Unaudited)

					Additional			Total
	Preferred Stock		Common Stock		Paid	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Compensation	Deficit	Equity (Deficit)

Balance - December 31, 2015	191,307	$191	28,107,337	$28,108	$12,309,450	$(51,945)	$(13,076,992)	$(791,188)

Issuance of warrants in connection with convertible notes payable	-	-	-	-	17,162	-	-	17,162
Issuance of common stock for conversion of preferred stock	(2,744)	(3)	27,440	27	(24)	-	-	-
Stock Compensation	-	-	-	-	31,552	-	-	31,552
Issuance of common stock for services	-	-	7,500	7	4,567	-	-	4,574
Amortization of deferred compensation	-	-	-	-	-	22,068	-	22,068
Net loss	-	-	-	-	-	-	(674,226)	(674,226)

Balance - June 30, 2016	188,563	$188	28,142,277	$28,142	$12,362,707	$(29,877)	$(13,751,218)	$(1,390,058)

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2016	June 30, 2015

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(674,226)	$(1,589,844)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation/amortization	9,470	17,509
Gain on extinguishment of debt	(4,708)	-
Loss on write-off of debt discount	-	23,321
Amortization of discount on convertible notes	2,450	106,287
Stock-based compensation	58,194	700,163
Changes in operating assets and liabilities:
Accounts receivable	(2,858)	195,739
Inventory	27,243	(28,311)
Prepaid expenses	30,355	28,337
Accounts payable and accrued expenses	352,552	236,328

NET CASH USED IN OPERATING ACTIVITIES	(201,528)	(310,471)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(6,399)
Acquisition of patents	(7,117)	(8,973)

NET CASH USED IN INVESTING ACTIVITIES	(7,117)	(15,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	520,005
Proceeds from convertible notes payable and notes payable	245,000	50,000
Payment on convertible notes payable and notes payable	(31,030)	(161,595)
Payments for capital raising	(11,700)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	202,270	408,410

NET CHANGE IN CASH	(6,375)	82,567

Cash at beginning of period	24,133	99,462

Cash at end of period	$17,758	$182,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$5,699	$36,032

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING AND INVESTING ACTIVITIES:
Conversion of convertible notes payable, accounts payable and accrued interest to preferred and common stock	$-	$397,032

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

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new organic medical food products.  At June 30, 2016, we had cash and cash equivalents of $17,758.  These conditions raise substantial doubt about our ability to continue as a going concern.  Based on planned financings, and results from future operations, we believe that we will have sufficient funds to continue operations through 2016.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We generally consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $5,736 and $30,022 at June 30, 2016 and December 31, 2015, respectively.

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

Fair value of financial instruments

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable and accounts payable, approximate their fair values (determined based on level 1 inputs in the fair value hierarchy) because of the short maturity of these instruments.  Due to conversion features and other terms, it is not practical to estimate the fair value of notes payable and convertible notes.  The carrying value of the Company’s line of credit would not differ significantly from fair value (based on level 2 inputs) if recalculated based on current interest rates.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2016 or December 31, 2015 nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2016 and June 30, 2015.

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

We did not record an income tax provision for the three and six months ended June 30, 2016 and 2015 as we had a net taxable loss (the benefit of which was fully reserved) in the periods.

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which is convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for three and six months ended June 30, 2016 and 2015.  The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(401,631)	$(1,069,336)	$(674,226)	$(1,589,844)

Denominator:
Weighted-average common shares outstanding	28,138,527	23,319,184	28,128,779	19,814,557

Basic and diluted net loss per share	$(0.01)	$(0.05)	$(0.02)	$(0.08)

Common stock warrants	19,233,692	17,791,007	19,233,692	17,791,007
Series A convertible preferred stock	1,885,630	1,928,070	1,885,630	1,928,070
Stock options	2,856,970	2,896,470	2,856,970	2,896,470
Convertible debt including interest	3,858,770	95,438	3,858,770	95,438
Excluded dilutive securities	27,835,062	22,710,985	27,835,062	22,710,985

Reclassifications

Certain reclassifications have been made to prior period financial statements and footnotes in order to conform to the current period's presentation.

Segments

We have determined that we operate in one segment for financial reporting purposes.

Recently issued accounting pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for Entia beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.

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

NOTE 3 – INVENTORY

 Inventory consists of the following at:

	June 30, 2016	December 31, 2015
Raw materials	$197,113	$219,074
Finished goods	22,031	27,313
	219,144	246,387
Less reserve for excess and obsolete inventory	(151,064)	(151,064)
	68,080	95,323
Less current portion	(13,080)	(40,323)
	$55,000	$55,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following at:

	June 30, 2016	December 31, 2015
Office equipment	$31,658	$31,658
Production equipment	90,899	90,899
Leasehold improvements	16,328	16,328
	138,885	138,885
Less: accumulated depreciation	(113,471)	(106,199)
	$25,414	$32,686

NOTE 5 - PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  Patent and license amortization is $1,099 and $3,370 for the three months ended June 30, 2016 and 2015, respectively and $2,198 and $6,740 for the six months ended June 30, 2016 and 2015, respectively.

The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	June 30, 2016	December 31, 2015
Licenses and amortizable patents	$97,244	$97,244
Unamortized patents	186,510	179,393
Accumulated amortization	(46,251)	(44,053)
Patents and licenses, net	$237,503	$232,584

NOTE 6 – ACCRUED EXPENSES

Accrued expenses (included with accounts payable) consists of the following at:

	June 30, 2016	December 31, 2015
Executive compensation	$505,490	$327,285
Other accruals	130,436	38,022
	$635,926	$365,307

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2016	December 31, 2015
Notes payable - current
5.86% unsecured, $781 due monthly	-	2,687
4.15% unsecured, $3,436 due monthly	9,189	36,374
8.95% unsecured, $314 due monthly	1,802	-
10% unsecured due on February 16, 2017.	10,000	-
	$20,991	$39,061

Convertible notes payable, net
$55,000, 8% secured due on December 26, 2016, net of discount related to warrant, convertible into common stock at $0.10 per share. Existing note of $50,000 was converted into the new note with $5,000 of accrued interest being added to principal. Remaining $4,500 in accrued interest was forgiven and reported as a gain on extinguishment of debt on the statement of operations.	$52,387	$50,000
6% unsecured, convertible into common stock at $2.00 per share, due on demand	50,000	50,000
$11,333, 8% unsecured due December 2018, net of discount related to warrant, convertible into common stock at $0.10 per share. Existing note of $10,000 was converted into the new note with $1,333 of accrued interest being added to principal.	10,738	10,000
$11,000, 8% unsecured due October 2018, net of discount related to warrant, convertible into common stock at $0.10 per share. Existing note of $10,000 was converted into the new note with $1,000 of accrued interest being added to principal. Remaining $208 in accrued interest was forgiven and reported as a gain on extinguishment of debt on the statement of operations.	10,422	10,000
$50,000, 8% unsecured due November 25, 2018, net of discount related to warrant, convertible into common stock at $0.10 per share.	47,506	46,981
$15,000, 8% unsecured due November 2018, net of discount related to warrant, convertible into common stock at $0.10 per share. Existing 0% note of $15,000 exchanged into new note.	14,212	15,000
$50,000, 8% unsecured due March 2019, net of discount related to warrant, convertible into common stock at $0.10 per share.	47,200	-
$25,000, 8% unsecured due March 2019, net of discount related to warrant, convertible into common stock at $0.10 per share.	23,600	-
$100,000, 8% unsecured due April 2019, net of discount related to warrant, convertible into common stock at $0.10 per share.	95,417	-
$25,000, 8% unsecured due June 2019, net of discount related to warrant, convertible into common stock at $0.10 per share.	24,300	-
Total Convertible notes payable	375,782	181,981
Less: Current Portion	(102,387)	(181,981)

	$273,395	$-
Convertible notes payable, net, related party
$25,000, 8% unsecured due May 2019, net of discount related to warrant, convertible into common stock at $0.10 per share.	$23,820	$-
	$23,820	$-

Notes payable, related party
$10,000, 10% unsecured due on February 18, 2017	$10,000.00	$-
	$10,000.00	$-
Line of Credit

On March 25, 2014, we entered into an unsecured line of credit arrangement that renews annually unless terminated by either party.  The line of credit is $60,000 with an interest rate of prime plus 3.00%, resulting in an interest rate of 6.5% at June 30, 2016.  There are no loan covenants applicable to this line of credit and the amounts outstanding are $59,945 and $58,195 as of June 30, 2016 and December 31, 2015, respectively

NOTE 8 – RELATED PARTY TRANSACTIONS

Debt agreements from board member

On May 20, 2016, our Chief Executive Officer personally invested in our 8% convertible debenture (with an attached warrant), the principal portion of which is due and payable by us on May 19, 2019.

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

Stock incentive plan

On September 17, 2010, our Board of Directors adopted the 2010 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including directors, executive officers, employees and consultants of the Company.  As of December 31, 2015, we have reserved 4,700,000 shares of common stock for issuance under the Plan with an annual increase in shares of 50,000 as of January 1 of each year; commencing January 1, 2012.   We currently have reserved for issuance 4,750,000 shares as of January 1, 2016.

A summary of option activity under the stock option plan as of June 30, 2016 and changes during the quarter then ended is presented below:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number of	Exercise Price	Exercise	Contractual Term	Intrinsic
	Shares	Range	Price	(Years)	Value

Outstanding, December 31, 2015	2,898,220	$0.09 - $1.00	$0.43	11.25	-

Exercisable, December 31, 2015	2,661,493	$0.20 - $1.00	$0.42	11.66	-

Granted	-	$-	$-	-	-
Exercised	-	$-	$-	-	-
Expired/Forfeited	41,250	$0.40 - $1.00	$0.60	-	-

Outstanding, June 30, 2016	2,856,970	$0.09 - $0.81	$0.42	11.34	-

Exercisable, June 30, 2016	2,673,299	$0.09 - $0.81	$0.60	11.71	-

The range of exercise prices for options outstanding under the 2010 Stock Incentive Plan at June 30, 2016 are as follows:

Number of	Exercise
shares	Price
20,000	$0.09
190,000	$0.20
300,000	$0.30
55,000	$0.38
1,386,670	$0.40
10,000	$0.45
610,300	$0.50
160,000	$0.60
15,000	$0.62
100,000	$0.75
10,000	$0.81
2,856,970

At June 30, 2016, the Company had 1,893,030 unissued shares available under the Plan.  Also, at June 30, 2016, the Company had $75,586 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 11 years.

Warrants – Consulting and Debt Agreements

Outstanding warrants to purchase common stock are as follows:

Date of Issue	Number of shares purchasable	Exercise Price	Expiration
As of December 2015	18,826,637	$0.36 - $10.00	09/2016 - 10/2024
January-16	257,055	$0.125	01/2019
April-16	100,000	$0.125	04/2019
May-16	25,000	$0.125	05/2019
June-16	25,000	$0.01 - $1.00	05/2019 - 03/2029
Total as of June 30, 2016	19,233,692

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.  In determining the fair value of warrants, we employed the following key assumptions:

	June 30, 2016	December 31, 2015
Risk-Free interest rate	0.64% - 0.65%	0.28% - 2.97%
Expected dividend yield	0%	0%
Volatility	125.15% - 131.14%	166.10%-204.66%
Expected life	3 years	3-7 years
Weighted average price	$0.125	$0.39

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Litigation

During first and second quarter 2016, we were involved in arbitration with a former employee who had made claims against us, along with other potential allegations seeking approximately $93,000, plus punitive damages.  The Company was notified on August 21, 2016 that the arbitrator ruled that the Company will have to pay the former employee $93,074 plus accrued interest of 9% per annum, totaling $4,188 through June 30, 2016. We have accrued this amount and it is included in the accounts payable and accrued expenses on the balance sheet.

NOTE 11 – SUBSEQUENT EVENTS

During third quarter 2016, the Company received $75,000 in short-term debt financing from two individual investors and from an investment fund.  The terms of the notes are 10% per annum and the notes are due in third quarter 2017.  Attached to the notes are five-year warrants for the purchase of a total of 300,000 shares of common stock at $0.10 per share.  The notes are also convertible at the lenders discretion into a particular future financing offered by the Company, if and when such financing occurs.

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

We market nutraceutical products under the GROH® and SANO™ brands direct to consumers online and through leading hair salons and other resellers in North America.  We offer several natural organic nutraceutical and cosmeceutical mushroom dietary supplement products for a variety of nutritional support purposes, including balancing cellular function and metabolism, promoting a stronger immune system, stabilizing blood sugar levels and promoting healthier hair follicles and nail beds.

Our formulations, which act as highly potent antioxidants, have the nutritional potential to provide multiple health benefits for humans, including improving iron homeostasis, reducing inflammation, supporting the immune system, promoting healthy joints, increasing stamina, and reducing stress and anxiety.  These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.  We utilize novel clinical models, biomarkers, and analytical tools to validate the nutritional and clinical efficacy of our formulations and the products that incorporate them.  Research and development of new formulations and nutraceutical products are also performed under contract with outside laboratories.

Material Changes in Results of Operations for the Three and Six Months ended June 30, 2016 and 2015.

Revenues and Cost of Goods Sold:

	For the Three Months Ended June 30,		Change
	2016	2015	$	%
Revenues	$98,425	$108,136	$(9,711)	-9.0%
Cost of Goods Sold	35,593	46,723	(11,130)	-23.8%

	For the Six Months Ended June 30,		Change
	2016	2015	$	%
Revenues	$177,625	$210,465	$(32,840)	-15.6%
Cost of Goods Sold	67,950	78,348	(10,398)	-13.3%

Revenues.  Revenues are generated primarily from the sale of nutraceutical and other products containing ErgoD2 and our GROH line of beauty and wellness products.  The decrease in revenues for the six months ending June 30, 2016 from 2015 was due to lack of recurring sales from one customer.  This one customer made significant purchases in 2015 which did not recur during 2016.  The decrease in revenues for the three months ending June 30, 2016 from 2015 was due to an increase in the Company’s sales returns and allowances in the amount of $8,000.

Cost of Goods Sold.   Cost of goods sold includes raw materials such as mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for the three and six months ended June 30, 2016 decreased from 2015 due to lower freight-in costs for our packaging supplies.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses:

	For the Three Months Ended June 30,		Change
	2016	2015	$	%
Advertising and promotion expenses	$8,770	$44,564	$(35,794)	-80.3%
Professional fees	75,055	46,657	28,398	60.9%
Consulting fees	16,722	299,639	(282,917)	-94.4%
Loss on litigation	93,074	-	93,074	N/A
General and Administrative expenses	252,634	620,924	(368,290)	-59.3%

	For the Six Months Ended June 30,		Change
	2016	2015	$	%
Advertising and promotion expenses	$10,346	$78,234	$(67,888)	-86.8%
Professional fees	132,742	100,011	32,731	32.7%
Consulting fees	30,366	363,474	(333,108)	-91.6%
Loss on litigation	93,074	-	93,074	N/A
General and Administrative expenses	496,484	1,001,581	(505,097)	-50.4%

Advertising and promotional expenses.  These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The decrease in these expenses during first and second quarter 2016 is attributed to a decrease in public relations fees paid for our product and sponsorship of trade shows in comparison to the comparative periods in 2015.

Professional fees.  These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The increase in professional fees from 2015 is due primarily to increased audit fees and legal expenses.

Consulting fees.  These expenses are comprised of fees incurred by third-party consultants for the provision of investment banking, director fees, information technology and marketing management services.  The decrease in these expenses from 2015 is due to decreased consultants fees, including the value of warrants granted, for their services during 2016.  The consultants were being compensated for investment banking advice and director bonuses.

General and administrative expenses.  These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation, product development, payroll and bad debt.  The decrease from 2015 is attributable to a decrease in payment of stock bonuses to executive and other stock-based compensation related to granting and vesting of stock options.

Litigation expenses:  This expense is related to the litigation in which the Company was involved in and is disclosed in Note 10 to the financial statements.

Material Changes in Financial Condition

At June 30, 2016, cash totaled $17,758, compared to $24,133 at December 31, 2015.  The primary reasons for the net decrease in 2016 are described below.  Working capital deficit was $(1,410,760) at June 30, 2016, compared to $(1,111,458) at December 31, 2015.  The change in working capital was due primarily to the increase in current liabilities and a decrease in cash, inventory and prepaid expense.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Six Months Ended June 30,		Change
	2016	2015	$	%
Net cash provided by (used in)
Operating activities	$(202)	$(310)	$108	-34.8%
Investing activities	(7)	(15)	8	-53.3%
Financing activities	202	408	(206)	-50.5%

Operating Activities.  The increase in net cash flows used in operating activities was due primarily to our reducing expenses while operating at a lower relative volume.

Investing Activities.  The decrease in net cash flows used from investing activities was due primarily to a decrease in acquisitions of patents.

Financing Activities.  The decrease in net cash flows from financing activities was due to decreased investor funding into our common stock that was offset by increased proceeds from convertible notes payable and less repayments.

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

Subsequent Events

During third quarter 2016, the Company received $75,000 in short-term debt financing from two individual investors and from an investment fund.  The terms of the notes are 10% per annum and the notes are due in third quarter 2017.  Attached to the notes are five-year warrants for the purchase of a total of 300,000 shares of common stock at $0.10 per share.  The notes are also convertible at the lenders discretion into a particular future financing offered by the Company, if and when such financing occurs.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Principal Executive Officer and Principal Finance and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016.  Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2015, Item 9A filed on April 13, 2016 still exist, and therefore our disclosure controls and procedures were not effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

As of June 30, 2016, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

During first and second quarter 2016, we were involved in arbitration with a former employee who had made claims against us in connection with his Separation and Release Agreement, along with other potential allegations seeking approximately $93,000, plus punitive damages.  The Company was notified on August 21, 2016 that the Company failed to prove that the employee/claimant’s actions would allow the arbitrator to reach the conclusion that such actions constituted a breach of the employee’s Separation and Release Agreement and that, accordingly, the Company will have to pay the former employee $93,074 plus accrued interest of 9% per annum, totaling $4,188 through June 30, 2016. We have accrued this amount and it is included in the accounts payable and accrued expenses on the balance sheet.  The arbitrator found for the Company in all other matters under arbitration.

Item 1A.  Risk Factors

See Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and the discussion above in Part I, Item 2, under " Liquidity and Capital Resources.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During second quarter 2016, there were no unregistered sales of securities that have not previously been disclosed in our periodic reports, except as follows:

During April 2016, we issued a three-year, 8% convertible debenture in the amount of $100,000 and convertible into shares of common stock at a rate of $0.10 per share.  Attached to the debenture is a three-year warrant to purchase 100,000 shares of our common stock at $0.125 per share.  We calculated a discount on the fair value of the warrant in the amount of $5,000 and will amortize this over the life of the debenture.

During May 2016, we issued a three-year, 8% convertible debenture in the amount of $25,000 and convertible into shares of common stock at a rate of $0.10 per share.  Attached to the debenture is a three-year warrant to purchase 25,000 shares of our common stock at $0.125 per share.  We calculated a discount on the fair value of the warrant in the amount of $1,250 and will amortize this over the life of the debenture.  The investor in this debenture is our Chief Executive Officer.

During June 2016, we issued a three-year, 8% convertible debenture in the amount of $25,000 and convertible into shares of common stock at a rate of $0.10 per share.  Attached to the debenture is a three-year warrant to purchase 25,000 shares of our common stock at $0.125 per share.  We calculated a discount on the fair value of the warrant in the amount of $700 and will amortize this over the life of the debenture.

The proceeds from all the debentures were used for general corporate purposes.

During second quarter 2015, we issued shares of common stock for the following:

o
4,350,000 shares of common stock issued to 14 investors for $435,000 in cash.  In addition to the common stock, Entia granted a three-year warrant to purchase 4,350,000 shares of common stock at an exercise price of $0.125 and a three-year warrant to purchase 4,350,000 shares of common stock at an exercise price of $0.15 per share.

o	400,000 shares of common stock with a value of $80,000 to two members of the board of directors on April 17, 2015,
o	600,000 shares of common stock with a value of $120,000 issued to Marvin Hausman, our former CEO on April 17, 2015,
o	550,000 shares of common stock with a value of $110,000 issued to Devin Andres, our former COO on April 17, 2015,
o
1,100,000 shares of common stock, a three-year warrant to purchase 1,100,000 shares of common stock at an exercise price of $0.125 and a three-year warrant to purchase 1,100,000 shares of common stock at an exercise price of $0.15 in exchange for the conversion of short-term convertible note payable in the amount of $100,000 plus accrued interest of $10,000 to an individual investor on April 30, 2015,

o
275,000 shares of common stock, a three-year warrant to purchase 275,000 shares of common stock at an exercise price of $0.125 and a three-year warrant to purchase 275,000 shares of common stock at an exercise price of $0.15 in exchange for the conversion of short-term convertible note payable in the amount of $25,000 plus accrued interest of $2,500 to an individual investor on May 7, 2015,

o
250,000 shares of common stock, a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.125 and a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.15 in exchange for the conversion of short-term note payable in the amount of $25,000 to an individual investor on May 29, 2015,

o
275,000 shares of common stock, a three-year warrant to purchase 275,000 shares of common stock at an exercise price of $0.125 and a three-year warrant to purchase 275,000 shares of common stock at an exercise price of $0.15 in exchange for the conversion of short-term convertible note payable in the amount of $25,000 plus accrued interest of $2,500 to an individual investor on May 21, 2015,

o	50,000 shares of common stock for services rendered with a value of $11,000 to an investment banking firm on May 15, 2015,
o	37,763 shares of common stock in exchange for conversion of accounts payable in the amount of $6,732 to a marketing consultant on June 8, 2015,
o	267,402 shares of common stock in exchange for conversion of accounts payable in the amount of $90,000 to a financial consulting firm on June 30, 2015,
o	11,250 shares of common stock for services rendered with a value of $5,628 to a product development and manufacturing consultant,
o	3,750 shares of common stock for services rendered with a value of $2,288 to a marketing consultant,
o	300,000 shares of common stock for services rendered with a value of $60,000 to a financial consulting firm, and
o
2,050,923 shares of common stock for cashless exchange of a warrant to purchase 2,158,867 shares of common stock on May 12, 2015 by Delta Group Investments, LTD., a beneficial owner in accordance with the rules of the Securities and Exchange Commission.

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

Entia Biosciences, Inc.

September 29, 2016	By:	/s/Timothy A. Timmins
Executive Vice President Chief Operating and Financial Officer (Principal Financial Officer and Duly Authorized Officer)