Form 10-Q
period 2016-09-30
Entia Biosciences, Inc.
filed 2016-11-14
CIK 1408299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number:  000-52864

Entia Biosciences, Inc.
 (Exact name of Registrant as specified in its charter)

Nevada	26-0561199
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

13565 SW Tualatin-Sherwood Road, Suite 800, Sherwood, OR 97140
 (Address of principal executive offices)

(971) 228-0709
 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐x  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

On November 14, 2016, 28,145,962 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENTIA BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015

Assets
Current Assets:
Cash	$2,020	$24,133
Accounts receivable, net	5,730	7,098
Inventory, net	28,669	40,323
Prepaid expenses	36,225	56,782

Total Current Assets	72,644	128,336

Property and Equipment, net	21,779	32,686

Patents and Licenses, net	236,404	232,584

Long-Term Inventory	35,000	55,000

Total Assets	$365,827	$448,606

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,456,514	$960,557
Line of credit	59,945	58,195
Short-term notes payable, related-party	10,000	-
Short-term convertible notes payable, net of discount	170,115	181,981
Notes payable	14,115	39,061

Total Current Liabilities	1,710,689	1,239,794

Long-Term Liabilities:

Convertible notes payable, net of discount-related party	23,924	-
Convertible notes payable, net of discount	274,723	-

Total Long-Term Liabilities	298,647	-

Total Liabilities	2,009,336	1,239,794

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Series A preferred stock, 350,000 shares designated, 188,563 and 191,307 shares issued and outstanding, respectively, aggregate liquidation value of $942,815 and $956,535 respectively	188	191
Common stock, $0.001 par value, 150,000,000 shares authorized, 28,146,027 and 28,107,337 shares issued and outstanding, respectively	28,146	28,108
Additional paid-in capital	12,386,996	12,309,450
Deferred compensation	(18,842)	(51,945)
Accumulated deficit	(14,039,997)	(13,076,992)

Total Stockholders’ Equity (Deficit)	(1,643,509)	(791,188)

Total Liabilities and Stockholders’ Equity (Deficit)	$365,827	$448,606

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

REVENUES	$41,855	$68,048	$219,480	$278,513

COST OF GOODS SOLD	13,429	21,592	81,379	99,940

GROSS PROFIT	28,426	46,456	138,101	178,573

OPERATING EXPENSES
Advertising and promotion	919	26,752	11,265	104,986
Professional fees	53,201	90,766	185,943	190,777
Consulting fees	15,322	46,865	45,688	410,339
Loss on litigation	-	-	93,074	-
General and administrative	230,357	215,864	726,844	1,217,445

Total Operating Expenses	299,799	380,247	1,062,814	1,923,547

LOSS FROM OPERATIONS	(271,373)	(333,791)	(924,713)	(1,744,974)

OTHER INCOME (EXPENSES)
Interest expense	(14,634)	(8,362)	(39,916)	(142,550)
Other income (expense)	(2,769)	(31,675)	(3,084)	(20,327)
Loss on settlement/conversion of notes payable	-	-	-	(32,500)
Loss on write-off of debt discount	-	-	-	(23,321)
Gain on extinguishment of debt	-	-	4,708	-
Gain on settlement of accounts payable	-	6,906	-	6,906

NET LOSS	$(288,776)	$(366,922)	$(963,005)	$(1,956,766)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.01)	$(0.01)	$(0.03)	$(0.09)

Weighted common shares outstanding - basic and diluted	28,142,277	28,319,757	28,133,328	22,680,896

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2015 and
FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2016
(Unaudited)

					Additional			Total
	Preferred Stock		Common Stock		Paid	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Compensation	Deficit	Equity (Deficit)

Balance - December 31, 2015	191,307	$191	28,107,337	$28,108	$12,309,450	$(51,945)	$(13,076,992)	$(791,188)

Issuance of warrants in connection with convertible notes payable	-	-	-	-	24,977	-	-	24,977
Issuance of common stock for conversion of preferred stock	(2,744)	(3)	27,440	27	(24)	-	-	-
Stock Compensation	-	-	-	-	45,742	-	-	45,742
Issuance of common stock for services	-	-	11,250	11	6,851	-	-	6,862
Amortization of deferred compensation	-	-	-	-	-	33,103	-	33,103
Net loss	-	-	-	-	-	-	(963,005)	(963,005)

Balance - September 30, 2016	188,563	$188	28,146,027	$28,146	$12,386,996	$(18,842)	$(14,039,997)	$(1,643,509)

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2015

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(963,005)	$(1,956,766)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation/amortization	14,204	24,989
Gain on settlement of accounts payable	-	(6,906)
Gain on extinguishment of debt	(4,708)	-
Loss on write-off of debt discount	-	23,321
Amortization of discount on convertible notes	4,425	111,837
Loss on conversion of notes payable	-	32,500
Stock-based compensation	85,707	762,681
Changes in operating assets and liabilities:
Accounts receivable	1,368	190,654
Inventory	31,654	(22,408)
Prepaid expenses	45,465	39,334
Accounts payable and accrued expenses	509,748	323,632

NET CASH USED IN OPERATING ACTIVITIES	(275,142)	(477,132)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(8,051)
Acquisition of patents	(7,117)	(12,720)

NET CASH USED IN INVESTING ACTIVITIES	(7,117)	(20,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	560,173
Proceeds from convertible notes payable and notes payable	320,000	50,000
Payment on convertible notes payable and notes payable	(43,736)	(170,378)
Payments for capital raising	(16,118)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	260,146	439,795

NET CHANGE IN CASH	(22,113)	(58,108)

Cash at beginning of period	24,133	99,462

Cash at end of period	$2,020	$41,354

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$6,749	$36,220

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services	$6,862	$120,205
Warrants issued in connection with convertible notes payable	$24,977	$6,850
Conversion of convertible notes payable, accounts payable and accrued interest to preferred and common stock	$-	$452,309

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

We engage in the development, production and distribution of organic dietary nutraceutical supplement products, principally in the United States of America.  We are also engaged in the discovery, scientific evaluation, development and marketing of natural formulations that can be used in medical foods, nutraceuticals, cosmetics and other products and sold by us and by third parties.

We have a history of incurring net losses and net operating cash flow deficits.  We are also developing new organic medical food products.  At September 30, 2016, we had cash and cash equivalents of $2,020.  These conditions raise substantial doubt about our ability to continue as a going concern.  Based on planned financings, and results from future operations, we believe that we will have sufficient funds to continue operations through 2016.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We generally consider all accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $5,736 and $30,022 at September 30, 2016 and December 31, 2015, respectively.

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2016 or December 31, 2015 nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2016 and September 30, 2015.

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

Equity instruments issued to parties other than employees for acquiring goods or services

We account for all transactions in which goods or services are the consideration received for the issuance of equity instruments based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  Recently, such transactions are primarily awards of warrants to purchase common stock.

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.

The assumptions used to determine the fair value of our warrants are as follows:

•	The expected life of warrants issued represents the period of time the warrants is expected to be outstanding;
•	The expected volatility is generally based on the historical volatility of comparable companies’ stock over the contractual life of the warrant;
•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the warrant; and
•	The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the warrant.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in our consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Should they occur, our policy is to classify interest and penalties related to tax positions as income tax expense.

We did not record an income tax provision for the three and nine months ended September 30, 2016 and 2015 as we had a net taxable loss (the benefit of which was fully reserved) in the periods.

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which is convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for three and nine months ended September 30, 2016 and 2015.  The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(288,776)	$(366,922)	$(963,005)	$(1,956,766)

Denominator:
Weighted-average common shares outstanding	28,142,277	28,319,757	28,133,328	22,680,896

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.09)

Common stock warrants	19,406,412	19,091,578	19,406,412	19,091,578
Series A convertible preferred stock	1,885,630	1,913,070	1,885,630	1,913,070
Stock options	2,856,970	2,896,470	2,856,970	2,896,470
Convertible debt including interest	3,833,963	96,013	3,833,963	96,013
Excluded dilutive securities	27,982,975	23,997,131	27,982,975	23,997,131

Reclassifications

Certain reclassifications have been made to prior period financial statements and footnotes in order to conform to the current period’s presentation.

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

NOTE 3 – INVENTORY

 Inventory consists of the following at:

	September 30, 2016	December 31, 2015
Raw materials	$196,593	$219,074
Finished goods	18,140	27,313
	214,733	246,387
Less reserve for excess and obsolete inventory	(151,064)	(151,064)
	63,669	95,323
Less current portion	(28,669)	(40,323)
	$35,000	$55,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following at:

	September 30, 2016	December 31, 2015
Office equipment	$31,658	$31,658
Production equipment	90,899	90,899
Leasehold improvements	16,328	16,328
	138,885	138,885
Less: accumulated depreciation	(117,106)	(106,199)
	$21,779	$32,686

NOTE 5 - PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and prepaid licenses.  Patent and license amortization is $1,099 and $3,372 for the three months ended September 30, 2016 and 2015, respectively and $3,297 and $10,112 for the nine months ended September 30, 2016 and 2015, respectively.

The licenses are being amortized over an economic useful life of 17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	September 30, 2016	December 31, 2015
Licenses and amortizable patents	$97,244	$97,244
Unamortized patents	186,510	179,393
Accumulated amortization	(47,350)	(44,053)
Patents and licenses, net	$236,404	$232,584

NOTE 6 – ACCRUED EXPENSES

Accrued expenses (included with accounts payable) consists of the following at:

	September 30, 2016	December 31, 2015
Executive compensation	$602,101	$327,285
Other accruals	156,822	38,022
	$758,923	$365,307

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2016	December 31, 2015
Notes payable - current
5.86% unsecured, $781 due monthly	-	2,687
4.15% unsecured, $3,436 due monthly	-	36,374
8.95% unsecured, $314 due monthly	490	-
8.95% unsecured, $748 due monthly	3,625	-
10% unsecured due on February 16, 2017.	10,000	-
	$14,115	$39,061

Convertible notes payable, net
$55,000, 8% secured due on December 26, 2016, net of discount related to warrant, convertible into common stock at $0.10 per share. Existing note of $50,000 was converted into the new note with $5,000 of accrued interest being added to principal. Remaining $4,500 in accrued interest was forgiven and reported as a gain on extinguishment of debt on the statement of operations.	$52,649	$50,000
6% unsecured, convertible into common stock at $2.00 per share, due on demand	50,000	50,000
$11,333, 8% unsecured due December 2018, net of discount related to warrant, convertible into common stock at $0.10 per share. Existing note of $10,000 was converted into the new note with $1,333 of accrued interest being added to principal.	10,798	10,000
$11,000, 8% unsecured due October 2018, net of discount related to warrant, convertible into common stock at $0.10 per share. Existing note of $10,000 was converted into the new note with $1,000 of accrued interest being added to principal. Remaining $208 in accrued interest was forgiven and reported as a gain on extinguishment of debt on the statement of operations.	10,480	10,000
$50,000, 8% unsecured due November 25, 2018, net of discount related to warrant, convertible into common stock at $0.10 per share.	47,769	46,981
$15,000, 8% unsecured due November 2018, net of discount related to warrant, convertible into common stock at $0.10 per share. Existing 0% note of $15,000 exchanged into new note.	14,292	15,000
$50,000, 8% unsecured due March 2019, net of discount related to warrant, convertible into common stock at $0.10 per share.	47,462	-
$25,000, 8% unsecured due March 2019, net of discount related to warrant, convertible into common stock at $0.10 per share.	23,731	-
$100,000, 8% unsecured due April 2019, net of discount related to warrant, convertible into common stock at $0.10 per share.	95,833	-
$25,000, 8% unsecured due June 2019, net of discount related to warrant, convertible into common stock at $0.10 per share.	24,358	-
$50,000, 10% unsecured due August 2017, net of discount related to warrant, convertible at lender’s option into other, yet-to-be-determined securities of a follow-on transaction, if any.	47,072	-
$15,000, 10% unsecured due September 2017, net of discount related to warrant, convertible at lender’s option into other, yet-to-be-determined securities of a follow-on transaction, if any.	11,952	-
$10,000, 10% unsecured due September 2017, net of discount related to warrant, convertible at lender’s option into other, yet-to-be-determined securities of a follow-on transaction, if any.	8,442	-
Total Convertible notes payable	448,838	181,981
Less: Current Portion	(170,115)	(181,981)

	$274,723	$-
Convertible notes payable, net, related party
$25,000, 8% unsecured due May 2019, net of discount related to warrant, convertible into common stock at $0.10 per share.	$23,924	$-
	$23,924	$-

Notes payable, related party
$10,000, 10% unsecured due on February 18, 2017	$10,000	$-
	$10,000	$-

Line of Credit

On March 25, 2014, we entered into an unsecured line of credit arrangement that renews annually unless terminated by either party.  The line of credit is $60,000 with an interest rate of prime plus 3.00%, resulting in an interest rate of 6.5% at September 30, 2016.  There are no loan covenants applicable to this line of credit and the amounts outstanding are $59,945 and $58,195 as of September 30, 2016 and December 31, 2015, respectively

NOTE 8 – RELATED PARTY TRANSACTIONS

Debt agreements from board member

On May 20, 2016, our Chief Executive Officer personally invested in our 8% convertible debenture (with an attached warrant), the principal portion of which is due and payable on May 19, 2019.

On February 18, 2016, we entered into a 10% unsecured note due on February 18, 2017 with our Chairman, Marvin Hausman.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

On May 26, 2011, our board of directors designated 350,000 shares of preferred stock as Series A preferred stock, $0.001 par value.  The Series A preferred stock is entitled to a liquidation preference in the amount of $5 per share, votes on an as converted basis with the common stock on all matters as to which holders of common stock shall be entitled to vote, is subject to anti-dilution protection and is currently convertible into common stock on a one-for-ten basis.

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

A summary of option activity under the stock option plan as of September 30, 2016 and changes during the quarter then ended is presented below:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number of	Exercise Price	Exercise	Contractual Term	Intrinsic
	Shares	Range	Price	(Years)	Value

Outstanding, December 31, 2015	2,898,220	$0.09 - $1.00	$0.43	11.25	-

Exercisable, December 31, 2015	2,661,493	$0.20 - $1.00	$0.42	11.66	-

Granted	-	$-	$-	-	-
Exercised	-	$-	$-	-	-
Expired/Forfeited	41,250	$0.40 - $1.00	$0.60	-	-

Outstanding, September 30, 2016	2,856,970	$0.09 - $0.81	$0.42	11.34	-

Exercisable, September 30, 2016	2,706,909	$0.09 - $0.81	$4.41	11.64	-

The range of exercise prices for options outstanding under the 2010 Stock Incentive Plan at September 30, 2016 is as follows:

Number of	Exercise
shares	Price
20,000	$0.09
190,000	$0.20
300,000	$0.30
55,000	$0.38
1,386,670	$0.40
10,000	$0.45
610,300	$0.50
160,000	$0.60
15,000	$0.62
100,000	$0.75
10,000	$0.81
2,856,970

At September 30, 2016, 1,893,030 unissued shares remained available under the Plan.  Also, at September 30, 2016, the Company had $61,395 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 5.7 years.

Warrants

When issued, warrants generally result from consulting, debt or equity investment agreements.  Outstanding warrants to purchase common stock are as follows:

Date of Issue	Number of shares purchasable	Exercise Price	Expiration
As of December 2015	18,849,357	$0.001-10.00	10/2016-10/2029
January-16	257,055	$0.125	01/2019
April-16	100,000	$0.125	04/2019
May-16	25,000	$0.125	05/2019
June-16	25,000	$0.125	06/2019
August-16	110,000	$0.10	08/2021
September-16	40,000	$0.10	09/2021
Total as of September 30, 2016	19,406,412

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.  In determining the fair value of warrants, we employed the following key assumptions:

	September 30, 2016	December 31, 2015
Risk-free interest rate	1.22%	0.28% - 2.97%
Expected dividend yield	0%	0%
Volatility	176.62%	166.10%-204.66%
Expected life	5 years	3-7 years
Weighted average price	$0.10	$0.39

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

Litigation

During first and second quarter 2016, we were involved in arbitration with a former employee who had made claims against us, along with other potential allegations seeking approximately $93,000, plus punitive damages.  The Company was notified on August 21, 2016 that the arbitrator ruled that the Company will have to pay the former employee $93,074 plus accrued interest of 9% per annum, totaling $6,283 through September 30, 2016. We have accrued this amount and it is included in the accounts payable and accrued expenses on the balance sheet.

NOTE 11 – SUBSEQUENT EVENTS

During fourth quarter 2016, the Company received $375,000 in short-term debt financing from four investors.  The terms of the notes are 10% per annum and the notes are due in fourth quarter 2017.  Attached to the notes are five-year warrants for the purchase of a total of 1,600,000 shares of common stock at $0.10 per share.  The notes are also convertible at the lenders discretion into a particular future financing offered by the Company, if and when such financing occurs.

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

We market nutraceutical products under the GROH® and SANO™ brands direct to consumers online and through leading hair salons and other resellers in North America.  We offer several natural organic nutraceutical and cosmeceutical mushroom dietary supplement products for a variety of nutritional support purposes, including balancing cellular function and metabolism, promoting a stronger immune system and promoting healthier hair follicles and nail beds.

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

Material Changes in Results of Operations for the Three and Nine Months ended September 30, 2016 and 2015.

Revenues and Cost of Goods Sold:

	For the Three Months Ended September 30,		Change
	2016	2015	$	%
Revenues	$41,855	$68,048	$(26,193)	-38.5%
Cost of Goods Sold	13,429	21,592	(8,163)	-37.8%

	For the Nine Months Ended September 30,		Change
	2016	2015	$	%
Revenues	$219,480	$278,513	$(59,033)	-21.2%
Cost of Goods Sold	81,379	99,940	(18,561)	-18.6%

Revenues.  Revenues are generated primarily from the sale of nutraceutical and other products containing ErgoD2 and our GROH line of beauty and wellness products.  The decrease in revenues for the nine months ending September 30, 2016 from 2015 was due to lack of recurring sales from one customer.  This one customer made significant purchases in 2015 that did not recur during 2016.  The decrease in revenues for the three months ending September 30, 2016 from 2015 was due to an existence of two $25,000 customers’ orders during 2015 that did not recur in 2016.

Cost of Goods Sold.   Cost of goods sold includes raw materials such as mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for the three and nine months ended September 30, 2016 decreased from 2015 due to lower sales volumes as well as lower freight-in costs for our packaging supplies and lack of sales.

The following is a summary of certain consolidated statement of operations data for the periods:

Operating Expenses:

	For the Three Months Ended September 30,		Change
	2016	2015	$	%
Advertising and promotion expenses	$919	$26,752	$(25,833)	-96.6%
Professional fees	53,201	90,766	(37,565)	-41.4%
Consulting fees	15,322	46,865	(31,543)	-67.3%
General and Administrative expenses	230,357	215,864	14,493	6.7%

	For the Nine Months Ended September 30,		Change
	2016	2015	$	%
Advertising and promotion expenses	$11,265	$104,986	$(93,721)	-89.3%
Professional fees	185,943	190,777	(4,834)	-2.5%
Consulting fees	45,688	410,339	(364,641)	-88.9%
Loss on litigation	93,074	-	93,074	N/A
General and administrative expenses	726,844	1,217,445	(490,601)	-40.3%

Advertising and promotional expenses.  These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The decrease in these expenses during the first three quarters 2016 is attributed to a decrease in public relations fees paid for our product and sponsorship of trade shows in comparison to the comparative periods in 2015.

Professional fees.  These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The decrease in professional fees from 2015 is due primarily to decreased legal and accounting fees.

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

General and administrative expenses.  These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation, product development, payroll and bad debt.  The increase from 2015 for the three months ended September 30, 2016 is attributable to the accrual of the executive compensation that we did not have in 2015.  The decrease for the nine months ended September 30, 2016 from 2015 is attributable to a decrease in stock bonuses issued in 2015 in the amount of $230,000 and a reduction in overall compensation and travel.

Litigation expenses:  This expense is related to the litigation in which the Company was involved in and is disclosed in Note 10 to the financial statements.

Material Changes in Financial Condition

At September 30, 2016, cash totaled $2,020, compared to $24,133 at December 31, 2015.  The primary reasons for the net decrease in 2016 are described below.  Working capital deficit was $(1,638,045) at September 30, 2016, compared to $(1,111,458) at December 31, 2015.  The change in working capital was due primarily to the increase in current liabilities and a decrease in cash, inventory and prepaid expense.  The net change in cash and cash equivalents for the periods presented comprises the following:

	For the Nine Months Ended September 30,		Change
	2016	2015	$	%
Net cash provided by (used in)
Operating activities	$(275,142)	$(477,132)	$201,990	-42.3%
Investing activities	(7,117)	(20,771)	13,654	-66.7%
Financing activities	260,146	439,795	(179,649)	-40.9%

Operating Activities.  The reduction in net cash flows used in operating activities was less due primarily to our reducing expenses while operating at a lower relative volume.

Investing Activities.  The decrease in net cash flows used from investing activities was due primarily to a decrease in acquisitions of property and equipment.

Financing Activities.  The decrease in net cash flows from financing activities was due to less investor funding.

Future Liquidity.  We have a history of incurring net losses and negative operating cash flows.  We also continue to develop commercial products and services.  Based on our cash on hand, planned financings and results from future operations, management believes it will have sufficient funds to remain operational through 2016.

We expect our revenues in 2016 to remain comparable to 2015.  Notwithstanding, we anticipate generating losses in 2016 and therefore we may be unable to continue operations in the future.   In order for us to continue as a going concern and ultimately to achieve profitability, we will be (a) required to obtain capital from external sources; and/or (b) increase revenues; and/or (c) reduce operating costs.  We intend to raise additional capital by undertaking one or more private placements.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction in operating costs could jeopardize our ability to launch, market and sell new products necessary to grow and sustain our operations.

Subsequent Events

During fourth quarter 2016, the Company received $375,000 in short-term debt financing from four investors.  The terms of the notes are 10% per annum and the notes are due in fourth quarter 2017.  Attached to the notes are five-year warrants for the purchase of a total of 1,600,000 shares of common stock at $0.10 per share.  The notes are also convertible at the lenders discretion into a particular future financing offered by the Company, if and when such financing occurs.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Principal Executive Officer and Principal Finance and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016.  Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2015, Item 9A filed on April 13, 2016 still exist, and therefore our disclosure controls and procedures were not effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

As of September 30, 2016, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

During first and second quarter 2016, we were involved in arbitration with a former employee who had made claims against us in connection with his Separation and Release Agreement, along with other potential allegations seeking approximately $93,000, plus punitive damages.  The Company was notified on August 21, 2016 that the Company failed to prove that the employee/claimant’s actions would allow the arbitrator to reach the conclusion that such actions constituted a breach of the employee’s Separation and Release Agreement and that, accordingly, the Company will have to pay the former employee $93,074 plus accrued interest of 9% per annum, totaling $6,283 through September 30, 2016. We have accrued this amount and it is included in the accounts payable and accrued expenses on the balance sheet.  The arbitrator found for the Company in all other matters under arbitration.

Item 1A.  Risk Factors

See Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and the discussion above in Part I, Item 2, under “ Liquidity and Capital Resources.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During third quarter 2016, there were no unregistered sales of securities that have not previously been disclosed in our periodic reports, except as follows:

During August 2016, we issued a one-year, 10% convertible promissory note in the amount of $50,000 and convertible at lender’s option into other, yet-to-be-determined securities of a follow-on transaction, if any.  Attached to the debenture is a five-year warrant to purchase 50,000 shares of our common stock at $0.10 per share.  We calculated a discount on the fair value of the warrant in the amount of $3,100 and will amortize this over the life of the debenture.

During September 2016, we issued a one-year, 10% convertible promissory note in the amount of $15,000 and convertible at lender’s option into other, yet-to-be-determined securities of a follow-on transaction, if any.  Attached to the debenture is a five-year warrant to purchase 60,000 shares of our common stock at $0.10 per share.  We calculated a discount on the fair value of the warrant in the amount of $3,135 and will amortize this over the life of the debenture.

During September 2016, we issued a one-year, 10% convertible promissory note in the amount of $10,000 and convertible at lender’s option into other, yet-to-be-determined securities of a follow-on transaction, if any.  Attached to the debenture is a five-year warrant to purchase 40,000 shares of our common stock at $0.10 per share.  We calculated a discount on the fair value of the warrant in the amount of $1,580 and will amortize this over the life of the debenture.

The proceeds from all the debentures were used for general corporate purposes.

During third quarter 2015, we issued shares of common stock for the following:

•	418,750 shares of common stock with a value of $82,838 for services rendered to seven consultants,
•	193,856 shares of common stock in exchange for conversion of accounts payable in the amount of $29,682 to three vendors,
•
322,500 shares of common stock, a three-year warrant to purchase 322,500 shares of common stock at an exercise price of $0.125 and a three-year warrant to purchase 322,500 shares of common stock at an exercise price of $0.15 in exchange for conversion of short-term note payable in the amount of $30,000 plus accrued interest of $2,250 to an individual investor,

•
400,000 shares of common stock to 3 investors for $40,000 cash.  In addition, Entia granted a three-year warrant to purchase 400,000 shares of common stock exercisable at $0.125 and a three-year warrant to purchase 400,000 shares of common stock exercisable at $0.15,

•	167,901 shares of common stock with a value of $168 in exchange for exercise of warrants to an individual, and
•	111,683 shares of common stock with a value of $14,072 in payment of accrued expenses to an individual.

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

Entia Biosciences, Inc.

November 14, 2016	By:	/s/Timothy A. Timmins
Executive Vice President Chief Operating and Financial Officer (Principal Financial Officer and Duly Authorized Officer)