Form 10-K
period 2016-12-31
Entia Biosciences, Inc.
filed 2017-05-19
CIK 1408299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $1,223,982 based on the last stock price of the company’s shares on June 30, 2016.  Shares of common stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of the issuer’s common stock as of May 19, 2017 is 33,660,947 shares.

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

PART I
Item 1.  Business

Background

Entia Biosciences, Inc. (“Entia”) develops patented, pharmaceutical-grade compounds, including a foundational compound called ErgoD2®.  We believe that ErgoD2 improves iron homeostasis and mitigates iron-related disorders presenting in anemia, chronic kidney disease and select neurodegenerative diseases.  Our goal is to clinically validate and commercialize ErgoD2 through the OTC supplement channels and possibly others, such as medical foods.  We also develop and market health-related nutraceuticals and manufacture certain cosmeceuticals.

We have licensed a patent that gives us the exclusive worldwide rights to certain methods for identifying and obtaining compounds, such as ErgoD2, capable of modulating the genetic transporter for L-ergothioneine (“Ergo”).  Ergo is a powerful amino acid that is essential to life.  Ergo cannot be synthesized by mammals but is acquired exclusively from the diet and, most importantly, must be delivered by this unique and specific ergothioneine transporter (human gene symbol SLC22A4) to cells throughout the body.  We have also licensed the exclusive rights to UV light enrichment technology for ergocalciferol, the food-based version of vitamin D2.  Vitamin D deficiency, has been linked to a variety of serious medical conditions.  We believe that both our licensed patents and patents pending, along with several other elements of our intellectual property portfolio that address a variety of diseases, give us a competitive advantage in the use of ErgoD2 as a dietary supplement, a nutraceutical and/or a cosmeceutical.

Since 2011, we have been conducting pre-clinical and clinical pilot studies evaluating proprietary compounds, such as ErgoD2, that contain elevated concentrations of these two nutrients and other important co-factors found in mushrooms.  These and other research studies have confirmed significant transporter activity in anemia/diabetes, arthritis, alopecia areata (hair loss) and other serious non-communicable chronic conditions.  These studies have also revealed significant observable improvements in symptoms and disease-associated biomarkers in patients with anemia/diabetes, Parkinson’s disease, and chronic kidney disease.  We have also conducted several immunohistochemistry (“IHC”) studies that have confirmed significant ergothioneine transporter ("ETT") activity at the sites of rapidly dividing cells (macrophages and stem cells), suggesting that Ergo is genetically required to prevent/repair damage from free radicals and oxidative stress as well as to support the production/maintenance of healthy cells.  All of these results suggest an important physiologic role for Ergo in chronic diseases, particularly iron-related disorders and auto-immune conditions that afflict millions of people worldwide.

We have filed patent applications on the use of ErgoD2 for several therapeutic and non-therapeutic uses and have commenced or will commence follow-on studies to confirm our positive initial clinical results in larger patient populations, with the objective of releasing our branded products for the treatment of a variety of afflictions.  We anticipate these afflictions to include chronic kidney disease, autism, Parkinson's disease, multiple sclerosis and psoriasis, to name a few.   We plan to explore other important potential therapies as our funding allows.

 OTC-strength versions of these formulations and other consumer-oriented products for the general wellness and beauty markets have been offered by us online and through a limited number of resellers.  In February of 2017, we entered a licensing agreement with an established beauty industry company, which plans on operating by the name “GROH Beauty Corp,” and under which license we granted certain exclusive worldwide rights to manufacture and distribute GROH beauty products.  The License calls for a front-end license fee and royalties over a period of years, until the license is paid in full and thereby becomes an exclusive perpetual license of the GROH Beauty Corp.  The License calls for and was accompanied by a separately executed agreement under which we are to manufacture and sell our ErgoD2 compound exclusively to the GROH Beauty Corp for its use in the cosmetic and beauty care markets.  As this manufacturing agreement provides for price adjustments and is expected to run for a number of future years concurrent with the license, its positive value to us is inestimable at this time.  Additionally, the License calls for a separate agreement with us through which our Chief Science and Technology Officer will provide limited consulting services to the Licensee.

Our Business

 ErgoD2 is a proprietary pharmaceutical-grade compound created from whole foods that contain the micro-nutrients L-ergothioneine, an amino acid that responds to a dedicated transporter (SLC22A4) that is present in every human, and vitamin D2 that has been naturally enriched using our licensed, patented technology.  These genetically-required nutrients have been implicated by independent scientists in metabolic iron regulation and intracellular iron chelation/transportation, indicating their therapeutic potential.  We believe that our ErgoD2 platform may play an essential role in achieving iron homeostasis in various disease states and will be the core of our innovative product offerings.  Our clinical studies aim to evaluate the nutritional effects of ErgoD2 in iron homeostasis, red blood cell production, neuronal function, and the immune system.  We hope to further prove that our products containing ErgoD2 are applicable to and will aid in the nutritional management of diseases such as chronic kidney disease, autism, Parkinson’s disease, multiple sclerosis, psoriasis and others.

Chronic kidney disease.  During 2015, we undertook our first major clinical study focused on a particular disease – chronic kidney disease (“CKD”).  In the United States alone, more than one in ten adults or approximately 25 million persons suffer from early to late-stage CKD.  Most CKD patients only see a primary care physician and have limited access to therapy beyond suggested lifestyle modifications (dietary restrictions and iron supplementation).  The prevalence of anemia is approximately 16% in CKD or four million people.  In addition, more than 600,000 U.S. patients are being treated for end-stage renal disease by dialysis or kidney transplantation.  We believe that our products will become a widely used, cost-effective companion therapies in treating this disease, reducing mortality risks and improving quality of life.  This combinational approach also seeks to reduce the amount of erythropoiesis-stimulating agents ("ESAs") and other expensive drugs needed for treatment, possibly increasing the bottom line for dialysis providers that are subject to capped reimbursement rates.  According to the National Kidney Foundation, about $68 billion was spent in treating CKD patients in 2013, not including prescription medications.  Accordingly, we believe that CKD offers a significant opportunity for Entia.

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

Dietary Supplements

Definition.  According to the United States Food and Drug Administration (FDA), dietary supplements are products which are not pharmaceutical drugs, food additives like spices or preservatives, or conventional food, and which also meet any of these criteria:

1.	The product is intended to supplement a person's diet, despite it not being usable as a meal replacement.
2.
The product is or contains a vitamin, dietary element, herb used for herbalism or botanical used as a medicinal plant, amino acid, any substance which contributes to other food eaten, or any concentrate, metabolite, ingredient, extract, or combination of these things.

3.	The product is labeled as a dietary supplement.

In the United States, the FDA has different monitoring procedures for substances depending on whether they are presented as drugs, food additives, food, or dietary supplements.  Dietary supplements are eaten or taken by mouth, and are regulated in United States law as a type of food rather than a type of drug.  Like food and unlike drugs, no government approval is required to make or sell dietary supplements; the manufacturer checks the safety of dietary supplements but the government does not; and rather than requiring risk–benefit analysis to prove that the product can be sold like a drug, risk–benefit analysis is only used to petition that food or a dietary supplement is unsafe and should be removed from market.

Medical uses.  The intended use of dietary supplements is to ensure that a person receives enough essential nutrients.  Dietary supplements should not be used to treat any disease or as preventive healthcare.  An exception to this recommendation is the appropriate use of vitamins.  We believe that our dietary supplement offerings containing ErgoD2 will allow provision of appropriate amounts of essential nutrients, including L-ergothioneine and vitamin D2.

Medical Foods

We continue to explore integrating into these existing market opportunities by leveraging the regulatory advantages contained in the Orphan Drug Act (21 U.S.C. 360ee (b) (3)) and the 1988 Orphan Drug Act Amendments related to medical foods.  Medical foods are foods that are specially formulated and intended for the dietary management of a disease that has distinctive nutritional needs that cannot be met by normal diet alone.  Unlike common OTC supplements for general wellness, which are not allowed to make claims of efficacy, medical foods are used under medical supervision to tackle nutritional deficiencies related to a specific medical condition or disease being treated.  When used in conjunction with existing medical therapies, medical foods may also reduce required medication dosages and can be effective in preventing or reducing the associated side effects.  Although medical foods are regulated by the U.S. Food and Drug Administration (“FDA”) under the Food Drug and Cosmetic Act regulations 21 CFR 101.9(j) (8), they are not required to undergo premarket review or approval by the FDA.  Additionally, they are exempted from the labeling requirements for health claims and nutrient content claims under the Nutrition Labeling and Education Act of 1990.  Also, this significantly decreases the overall timing, investment, and risks typically associated with bringing a new pharmaceutical to market.

A medical food, as defined in the Orphan Drug Act, is "a food which is formulated to be consumed or administered enternally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation." A food is subject to this exemption only if:

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

To bring ErgoD2-based medical foods to market, we plan to clinically validate their efficacy through independent studies that will comprehensively evaluate disease-associated biomarkers and their relationship with markers of iron regulation, and assess the ability to improve quality of life and health.  Our upcoming follow-on clinical studies will focus on neurodegenerative and auto-immune conditions, as funding allows.

ErgoD2

Our ErgoD2 formulations utilize specialty mushrooms available from a number of domestic and international suppliers.  These mushrooms are a food and are generally regarded as safe ("GRAS").  Our market and scientific research has identified mushroom species and suppliers to provide the superior nutritional profiles for our ErgoD2 formulations.  We systematically test our raw and finished ingredients to ensure quality control and confirm that these nutritional profiles are maintained.

The mushroom fruit bodies are dried, milled into powder, blended, and then enhanced using a patented UV light enrichment process that naturally increases vitamin D2 content by over 2,000% within seconds.  We have also developed extraction methods that separate the Ergo and other water-soluble cofactors from the D2, chitin-glucans and other solids contained in the UV-enriched powder.  These functional ingredients can then be encapsulated or used in medical foods and other branded products.  Our manufacturing processes for ErgoD2 are FDA certified and are performed in-house by Entia technicians.  We intend to expand our manufacturing capacity and efficiency as funding allows, as well as depending upon contract manufacturing, as necessary.

Functional Ingredients

L-ergothioneine (Ergo) is a naturally occurring amino acid and master antioxidant that mammals are incapable of producing.  Acquired exclusively from the diet, Ergo is delivered to cells throughout the body by a unique and specific genetic transporter (human gene symbol SLC22A4).  Research studies and peer-reviewed articles have reported that Ergo has the ability to act as a chelator and/or regulator for iron and is a potent cytoprotectant that is required for normal cell physiology and DNA protection from free radicals.

Working with Lifespan Biosciences in 2011 and 2012, we identified an antibody that detects Ergo transporter activity in both human and animal tissues using immunohistochemistry (IHC).  Our research has confirmed high concentrations of the Ergo transporter in a number of serious non-communicable chronic conditions and at the sites of rapidly dividing cells (macrophages and stem cells) suggesting the body genetically employs Ergo to prevent and/or repair damage from inflammation and free radicals and to support the production and maintenance of healthy cells.

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

Vitamin D is primarily available in two active forms, ergocalciferol (vitamin D2) and cholecalciferol (vitamin D3), and is an important food additive currently used in a variety of fortified food products including milk, margarine, cereal, orange juice, and vitamin supplements.  Vitamin D2 is plant-based and produced in naturally high concentrations within mushrooms.  Ingestible forms of vitamin D3 are typically non-vegan and extracted from animal lanolin or chemically synthesized.  Entia’s patented UV light enrichment technology naturally increases the D2 content in mushrooms by more than 2,000% within seconds.

Our Products

We have been developing and studying the application of our ErgoD2 platform technology and functional ingredients in medical foods and other consumer health and wellness brands that address significant, high dollar-value market opportunities.  Although our initial focus will be on dietary supplements, we have developed and marketed both nutraceuticals (supplements) and cosmeceuticals, and continue to explore introduction of products in the medical foods category.

Patent License and Acquisition Agreements

In March 2010, Entia acquired from the University of Cologne, Cologne, Germany, an exclusive license to the patent application entitled; “Identification of Ergothioneine Transporter and Therapeutic Uses Thereof.”  Patent application No. PCT/EP 2005/005613 entitled; “Identification of Ergothioneine Transporter and Therapeutic Uses Thereof.” Filed on May 24, 2005, U.S. Patent Application No. 11/569,451 filed on June 25, 2007.  On March 9, 2010 Entia acquired from the University of Cologne, Cologne, Germany, an exclusive license agreement to this patent application.  Versions of this patent were issued in the Nation of Canada in 2012, and in the U.S. and Israel in 2013.

In June 2010, Entia acquired from The Penn State Research Foundation (PSRF) an exclusive license to U.S. patent application No. 12/386,810 entitled “Methods of Use and Rapid Generation of Vitamin D2 from Mushrooms and Fungi Using Pulsed UV-light.” filed on April 23, 2009 and based on 61/047,268 entitled “Methods and Compositions for Improving the Nutritional Content of Mushrooms and Fungi” filed April 23, 2008.  Corresponding patents were issued in the United States in 2013 and in Canada in 2014.

Under the Exclusive License Agreement with PSRF, Entia undertook to pay a royalty on net sales of dietary supplements and nutraceutical or medical foods, functional ingredients and other products that utilize the patented technology.  Entia also undertook to pay the costs of filing, prosecuting and maintaining and defending the licensed patent and undertook to obtain and carry commercial general liability insurance for not less than $1 million per occurrence for personal injury or death once it begins to manufacture products based on the patented technology.

The following patent applications were assigned to us by our Chief Science and Technology Officer, Marvin S. Hausman, MD, and where applicable, other inventors:

·	U.S. patent application No. 61/277,150, filed September 21, 2009, entitled “Vitamin Fortified Mushrooms and Fungi for Increasing Survivability and Longevity."

·	U.S. patent application No. 61/280,578, filed November 5, 2009, entitled “Vitamin Fortified Mushrooms and Fungi for Increasing Resistance to Oxidative Stress."

·
U.S. patent application No. 61/335,394, filed January 6, 2010, entitled “Vitamin D Enriched Mushrooms and Fungi for Treating Alzheimer’s Disease, Taupathies, and Other Disease States Associated with Amyloid Precursor Protein.”

·
U.S. patent application No. 12/887,276, PCT US10/49684, filed on September 21, 2010, entitled: “Vitamin D2 Enriched Mushrooms and Fungi for Treatment of Oxidative Stress, Alzheimer’s Disease and Associated Disease States.”

·	U.S. patent application No. 61/496,321, filed on June 13, 2011, entitled “A Nutritional Approach to the Control of Anemia and Prevention of Associated Comorbid States with the Use of Ergothioneine.”

·
International application published on December 20,2012, PCT/US2012/042131; Entitled: “A Nutritional Approach to the Control of Anemia, Diabetes and Other Diseases or Conditions and Prevention of Associated Comorbid States with the Use of Ergothioneine.”

·	U.S. patent application No. 61/581,480, filed on December 29, 2011, entitled “A Nutritional Approach to the use of Ergothioneine for Hair and Nail Growth.”

·	International application filed December 21,2012, PCT/U.S.12/71170; Entitled: “A Nutritional Approach to the Use of Ergothioneine and Vitamin D2 for Hair, Nail and Skin Growth.”

·	PCT/U.S. 2008/056234, Serial number 12/529,859, entitled “Use of Ergothioneine as a Preservative in Foods and Beverages,” issued in Canada in 2011.

·
U.S. patent application No. 13/363,579, filed on February 1, 2012, entitled “Anti-inflammatory Approach to Prevention and Suppression of Post-Traumatic Stress Disorder, Traumatic Brain Injury, Depression, and Associated Disease States.”

·	PCT/U.S. 13/47853, filed on June 26,2013, entitled “A Nutritional Approach to Improving Athletic Performance and Reducing Injury with L-Ergothioneine and/or Vitamin D2.”

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

Production, Distribution and Marketing

In 2012, Entia began to integrate the enrichment, encapsulation and bottling process of its supplement products into its manufacturing, fulfillment and operations center located in Sherwood, Oregon.  During 2013, we expanded our production capabilities to include the manufacturing & bottling process related to our GROH-branded soaps, lotions and conditioners, since licensed to a third party.

We utilize several methods of marketing and distribution for our branded products.  Consumer products are and will continue to be marketed directly to the consumer, primarily through the internet utilizing a variety of e-commerce channels, such as, direct email marketing, social media outlets and e-commerce sites like Amazon.com.

Competitive Environment

The dietary supplements and medical foods markets are highly competitive, with many well-known and established suppliers. These industries are subject to rapid change with new products frequently being introduced into the market.  Our ability to remain competitive depends on our ability to develop and manufacture new products in a timely and cost effective manner, to accurately predict market transitions, and to effectively market our products.  Our future financial results will depend to a great extent on the successful introduction of new products.  We cannot be certain that we will be successful in selecting, developing, contract manufacturing and marketing new products.

The success of new product introductions depends on various factors, including, but not limited to the following:

·	proper new selection and product development;
·	availability of raw materials;
·	pricing of raw materials;
·	timely delivery of new products;
·	regulatory allowance of the products; and
·	appropriate pricing and customer acceptance of new products

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

The dietary supplements, nutritional supplements (nutraceuticals) and medical foods industries include companies that manufacture and distribute products which are generally intended to enhance the body's performance as well as to enhance well-

being.  Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom.  Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA").  Under DSHEA, vendors of dietary supplements are able to educate consumers regarding the effects of certain component ingredients, however, they are subject to many existing and proposed regulations regarding labeling and advertising of such products.  See “Government Regulation” below.

Competition

Supplements industry.  The dietary and nutritional supplements industry (includes nutraceuticals and medical foods) is quite fragmented, with many small and large companies participating.  The fragmented nature of the industry offers scope for mergers, acquisitions and new companies to rise to leadership positions provided they bring new innovative products to the market.  The major players in the global dietary and nutritional supplements industry include Nestlé, Atrium Innovations, Glanbia Plc, NBTY Inc., Herbalife Ltd and others.

These companies market and distribute their products through various channels including: retail, multi-level marketing, e-commerce, and direct to consumer marketing (direct mail, television & radio infomercials, and email).

The market is highly sensitive to the introduction of new products and management has positioned Entia as an emerging dietary and nutraceuticals company with collaborative research projects at major universities, including but not limited to Massachusetts General Hospital, Pennsylvania State University, and the University of Cologne.  This position has allowed us to license and build upon a significant portfolio of intellectual property, which is being utilized to secure proprietary nature of our manufacturing process and our intended new products applications.  Furthermore, we will align our products, when advantageous, to take advantage the rules of and protections granted under the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), as well as the Orphan Drug Act, which allows for the development of medical foods to aid in dietary conditions related to specific disease conditions.  This approach will aid us in introducing specific, innovative products to market.

Government Regulation

Dietary and Nutritional Supplements

DSHEA defines the term "dietary supplement" to mean a product (other than tobacco) intended to supplement the diet that bears or contains one or more of the following dietary ingredients: a vitamin, a mineral, an herb or other botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total dietary intake, or a concentrate, metabolite, constituent, extract, or combination of any of the aforementioned ingredients.  Furthermore, a dietary supplement must be labeled as a dietary supplement and be intended for ingestion and must not be represented for use as conventional food or as a sole item of a meal or of the diet.  In addition, a dietary supplement cannot be approved or authorized for investigation as a new drug, antibiotic, or biologic, unless it was marketed as a food or a dietary supplement before such approval or authorization.  Under DSHEA, dietary supplements are deemed to be food, except for purposes of the drug definition.

Dietary supplements labels.  A "label" is a display of written, printed, or graphic material on the supplement container. DSHEA and other federal regulations require the following information to appear on dietary supplement labels:

•	a statement of identity that contains the words "dietary supplement." The word "dietary" may be replaced by the name of the dietary ingredient (e.g., "ginseng supplement");
•	net quantity of contents (for example, "60 capsules");

•	nutrition information in the form of a "Supplement Facts" panel, including the product serving size, the amount, and percent daily value, if established, of each dietary ingredient;
•	if a supplement contains a proprietary blend, the net weight of the blend as well as a listing of each ingredient in descending order of weight must be identified;
•	the part of the plant used, if an herb or botanical;
•	the name and place of business of the manufacturer, packer, or distributor;
•
a complete list of ingredients by their common or usual names, either in descending order of prominence or with the source of the dietary ingredient in the "Supplement Facts" panel, following the name of the dietary ingredient;

•	safety information that is considered "material" to the consequences that may result from the use of the supplement;
•
the disclaimer "This statement has not been evaluated by the Food and Drug Administration.  This product is not intended to diagnose, treat, cure, or prevent any disease" if the supplement bears a claim to affect the structure or function of the body (structure/function claim), a claim of general well-being, or a claim of a benefit related to a classical nutrient deficiency disease; and

•	At their discretion, manufacturers may add additional information on labels (such as claims and statements of quality assurance), and may decide on the placement of that information on their labels.

FDA and DSHEA.  Under the act, supplement manufacturers do not need to receive FDA approval before marketing dietary supplements that were marketed in the United States before 1994.  Dietary ingredients not so grandfathered are defined as New Dietary Ingredients in 21 U.S.C. 350b(d), and notifications of providing reasonable evidence of their safety, or reasonable expectations of their safety, must be reviewed and approved by the FDA prior to their marketing.

Medical Foods

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

We currently have aggregate convertible debt in the principal amount of $1,073,952 at annual interest rates ranging from 0% to 10%.  Of this aggregate principal debt, $59,400 was due on April 30, 2017 and $50,000 plus accrued interest is in litigation.  $287,300 of this debt plus accrued interest is considered long-term and $45,000 is payable to related parties.  Much of the debt is convertible into shares of our Company at the option of the payee and, under certain circumstances, at our option.  Given that our revenues have not been sufficient to allow for repayment of this debt, we will likely have to undertake financings involving new debt or equity securities to repay these obligations as they come due or further extend their maturities.

We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations, including our debt, pay our significant accounts payable and accrued expenses of $1,359,702 and develop and sustain our operations could result in reducing or ceasing our operations. Additional financing may not be available on acceptable terms, if at all, and our failure to raise sufficient capital in a timely manner could negatively impact our growth strategy or otherwise materially adversely affect our business.  Additional equity financing may be dilutive to the holders of our common stock, and debt financing may involve significant cash payment obligations and financial or other business covenants that restrict our ability to operate our business as we might otherwise choose.  If we are unable to raise sufficient funds from additional borrowing, private placements or public offerings to meet our debt obligations, we may default on that debt, leaving us unable to continue in business.  If we do not pay certain creditors of our accounts payable, we may lose crucial services rendered to our Company.  Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about our ability to continue as a going concern.

We expect losses in the future.

We have generated limited revenues and we expect losses over the next year since we have modest revenues to offset the expenses associated in executing our business plan.  As disclosed in this annual report on Form 10-K for the year ended December 31, 2016, our revenues decreased substantially from $346,910 for the fiscal year ended December 31, 2015 to $265,466 for the fiscal year ended December 31, 2016 with a net loss decreasing from $(2,260,050) for the fiscal year ended December 31, 2015 to $(1,395,782) for the fiscal year ended December 31, 2016.  We are unable to give any assurance that we will ever be successful in generating substantial revenues in the future or becoming profitable.  We recognize that if we are unable to generate substantial revenues, we will not be able to earn profits or continue operations as a going concern.  There is only a limited corporate history upon which to base any assumption as to the likelihood that we will be successful, and we can provide investors with no assurance that we will generate substantial operating revenues or ever achieve profitable operations.

As discussed in the Notes to the Consolidated Financial Statements included in this annual report for our fiscal year ended December 31, 2016 we had a working capital deficit of $(1,871,277).  We had a net loss of $(1,395,782) for the year ending December 31, 2016 and an accumulated deficit of $(14,472,774) from inception (on July 19, 2007) through December 31, 2016.

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

Our future profitability is uncertain.

We cannot predict our ability to achieve profitability.  Our research and development expenses are expected to increase as we develop and clinically test new potential products.  As evidenced by the substantial net losses during 2016 and 2015, losses and expenses may increase and fluctuate from year to year.  There can be no assurance that we will ever achieve profitable operations.

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

In general, our products consist of regulated supplements, nutraceuticals, medical foods and certain consumer products which are classified in the United States as “dietary supplements” which we believe do not require approval from the FDA or other regulatory agencies prior to sale.  Although many of the ingredients in such products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, they may also contain innovative ingredients or combinations of ingredients.  Although we believe all of such products and the combinations of ingredients in them are safe when taken as directed, there is little long-term experience with human or other animal consumption of certain of these innovative product ingredients or combinations thereof in concentrated form.  The products could have certain side effects if not taken as directed or if taken by a consumer that has certain medical conditions.  In addition, such products have been proven to be more effective when taken in accordance with certain instructions which include certain dietary restrictions.  Therefore, such products may not be effective if such instructions are not followed.  Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects.  If any of such products were shown to be harmful or negative publicity resulted from an individual who was allegedly harmed by one product, it could hurt our business, profitability and growth prospects.

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

Our articles of incorporation, as consented to and ratified by our recently completed consent solicitation, authorize us to issue up to 5,000,000 shares of preferred stock.  To date, we have issued an aggregate of 306,969 shares of Series A Preferred Stock, of which 188,563 shares remain unconverted and outstanding, with each preferred share convertible into 50 shares of common stock. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval.  As a result, our board of directors could authorize the issuance of additional series of preferred stock that would grant to holders of such preferred shares preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of other classes of our stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of other classes of our stock.  To the extent that we do issue such additional shares of preferred stock, rights of holders of other classes of our stock could be impaired thereby, including, without limitation, dilution of ownership interests in the Company.  In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in the interests of holders of other classes of our stock.

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

Through their beneficial ownership, our officers and directors, in the aggregate, have the right to vote approximately 36% of our outstanding common stock.  As a result of potential future bonuses and other equity awards, these officers and directors could, in the aggregate, beneficially own or have the right to vote even more of our outstanding common stock.  As a result, these stockholders, acting together, could influence matters submitted to our stockholders for approval including:

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

At December 31, 2016, we were and continue to be a party to litigation with respect to a note payable, with a face amount of $50,000, the accrued interest thereon and other unspecified monies.  The Company will defend itself vigorously and reserves the right to make counter claims against the adversarial party.  Although we believe that this situation will be settled in due time, without material effect to the Company or its future operations, we can offer no assurance to that effect.

Item 4.  Mine Safety Disclosures.

Not Applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Entia Biosciences, Inc. common stock, $0.001 par value, is quoted on the OTC QB Board (Other OTC) under the symbol:  ERGO.  The stock was initially cleared for trading on the OTC-Bulletin Board on November 1, 2007.

The table below sets forth the high and low bid prices of our common stock for each quarter shown.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

OTC Bulletin Board (Symbol "ERGO")
Period	High (U.S. $)	Low (U.S. $)
First Quarter 2015	0.22	0.05
Second Quarter 2015	0.25	0.13
Third Quarter 2015	0.22	0.04
Fourth Quarter 2015	0.10	0.07
First Quarter 2016	0.09	0.04
Second Quarter 2016	0.08	0.02
Third Quarter 2016	0.07	0.02
Fourth Quarter 2016	0.16	0.03
These bid prices are estimates only.

(b) Holders of Common Stock

As of December 31, 2016, there were approximately 211 registered shareholders of record of our common stock with 28,149,777 total shares outstanding.  We believe the total number of our shareholders, when those holding our common shares in “street name” are included, is approximately 1,000.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2016.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	2,822,970	$0.42	1,927,030

The Entia Biosciences, Inc. 2010 Stock Incentive Plan was adopted by the board of directors on September 17, 2010 and approved by the stockholders on October 21, 2010.  Initially 15 million shares were reserved for issuance under the Plan.  On January 1, 2012, 500,000 additional shares were automatically added to the shares reserved for issuance under the Plan, pursuant to an evergreen provision in the Plan.  On February 15, 2012, pursuant to a 1:10 reverse stock split the number of shares reserved for issuance under the Plan was reduced from 15,500,000 shares to 1,550,000 shares. Between 2013 and 2015, an additional 150,000 shares were automatically added to the shares reserved for issuance under the Plan and the shareholders, on two separate occasions, approved an additional 1.5 million shares each to be added bringing the total shares reserved to 4,700,000 shares.  On January 1, 2016, another 50,000 shares were automatically added to the shares reserved for issuance, bringing the total to 4,750,000 shares.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities that have not previously been disclosed in our periodic reports, except as follows:

During October 2016, we issued a one-year, 10% convertible promissory note in the amount of $25,000 and convertible at lender’s option into other, yet-to-be-determined securities of a follow-on transaction, if any.  Attached to the debenture is a five-year warrant to purchase 100,000 shares of our common stock at $0.10 per share.

During October 2016, we issued a one-year, 10% convertible promissory note in the amount of $250,000 and convertible at lender’s option into other, yet-to-be-determined securities of a follow-on transaction, if any.  Attached to the debenture is a five-year warrant to purchase 1,000,000 shares of our common stock at $0.10 per share.

During October 2016, we issued a one-year, 10% convertible promissory note in the amount of $50,000 and convertible at lender’s option into other, yet-to-be-determined securities of a follow-on transaction, if any.  Attached to the debenture is a five-year warrant to purchase 200,000 shares of our common stock at $0.10 per share.

During October 2016, we issued a one-year, 10% convertible promissory note in the amount of $50,000 and convertible at lender’s option into other, yet-to-be-determined securities of a follow-on transaction, if any.  Attached to the debenture is a five-year warrant to purchase 200,000 shares of our common stock at $0.10 per share.

During December 2016, we issued a one-year, 10% convertible promissory note in the amount of $50,000 and convertible at lender’s option into other, yet-to-be-determined securities of a follow-on transaction, if any.  Attached to the debenture is a five-year warrant to purchase 200,000 shares of our common stock at $0.10 per share.

During December 2016, we issued a one-year, 10% convertible promissory note in the amount of $10,000 and convertible at lender’s option into other, yet-to-be-determined securities of a follow-on transaction, if any.  Attached to the debenture is a five-year warrant to purchase 40,000 shares of our common stock at $0.10 per share.

During December 2016, we issued a one-year, 10% convertible promissory note in the amount of $20,000 and convertible at lender’s option into other, yet-to-be-determined securities of a follow-on transaction, if any.  Attached to the debenture is a five-year warrant to purchase 80,000 shares of our common stock at $0.10 per share.

During December 2016, we issued a one-year, 10% convertible promissory note in the amount of $50,000 and convertible at lender’s option into other, yet-to-be-determined securities of a follow-on transaction, if any.  Attached to the debenture is a five-year warrant to purchase 200,000 shares of our common stock at $0.10 per share.

During December 2016, as part of an extension of an existing note and accrued interest of $59,000, we issued a 50,000-share, five-year warrant exercisable at $0.10 per common share.

The proceeds from these sales were used for general corporate purposes.

We believe that these transactions were exempt from registration by relying on Section 4(a)(2) of the Securities Act of 1933.

Registrant Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2016 or 2015.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Operations

Entia Biosciences, Inc. (“Entia”) develops patented, pharmaceutical-grade compounds, including a foundational compound called ErgoD2R.  We believe that ErgoD2 improves iron homeostasis and mitigates iron-related disorders presenting in anemia, chronic kidney disease and select neurodegenerative diseases.  Our goal is to clinically validate and commercialize ErgoD2 through the OTC supplement channels and possibly others, such as medical foods.  We also develop and market health-related nutraceuticals and manufacture certain cosmeceuticals.

We believe that our formulations, which are highly potent antioxidants, have the nutritional potential to provide multiple health benefits for humans, including improving iron homeostasis, reducing inflammation, supporting the immune system, promoting healthy joints, increasing stamina, and reducing stress and anxiety.  These naturally occurring dietary substances have not been chemically altered, and we believe these products have both health benefits and mass appeal to people wanting natural and non-toxic nutritional-based healthcare.  We utilize novel clinical models, biomarkers, and analytical tools to validate the nutritional and clinical efficacy of our formulations and the products that incorporate them.  Research and development of new formulations and nutraceutical products are also performed under contract with outside laboratories.

Results of Operations for the year ended December 31, 2016 and 2015

Revenues and Cost of Goods Sold:

	For the Years Ended December 31,		Change
	2016	2015	$	%
Revenues	$265,466	$346,910	$(81,444)	-23.5%
Cost of Goods Sold	91,499	131,007	(39,508)	-30.2%

Revenues.   Revenues are generated from the sale of our GROH line and mushroom-based nutraceutical dietary supplement products and functional ingredients.  The 23.5% decrease in revenues from 2015 was due to the decrease in sales of our GROH products.

Cost of Goods Sold.    Cost of goods sold includes raw materials such as mushrooms, as well as production costs for manufacturing our supplement products.  Cost of goods sold for 2016 decreased proportionally with the decrease of revenues compared to 2015.

The following is a summary of certain consolidated statement of operations data for the periods indicated:

Operating Expenses:

	For the Years Ended December 31,		Change
	2016	2015	$	%
Advertising & promotion expenses	$90,143	$127,127	$(36,984)	-29.1%
Professional fees	222,203	231,125	(8,922)	-3.9%
Consulting fees	68,965	344,112	(275,147)	-80.0%
General and Administrative expenses (including impairment of intangible assets)	1,009,930	1,539,495	(529,565)	-34.4%

Advertising and promotional expenses.    These costs include costs for promotional products, production fees for marketing materials, costs associated with fulfillment, fees for advertising programs such as ad placement fees, and postage fees for mailing marketing materials.  The decrease in this expense is due to the reduction of marketing activities during 2016 for the Groh brand.

Professional fees.  These expenses primarily include accounting/auditing fees, legal fees and stock transfer fees.  The decrease in professional fees from 2015 is due to decreased legal and accounting fees for 2016.

Consulting fees.    These expenses are comprised of fees incurred by third-party consultants for the provision of administrative, information technology, investment banking and marketing management services.  The decrease in these expenses from 2015 to 2016 is due to a reduction in the use of third-party consultants and the attendant decrease in warrants issued to compensate such consultants.

General and administrative expenses.    These expenses primarily include compensation, costs related to travel, rent and utilities, insurance, depreciation and product development.  The decrease from 2015 is attributable to a reduction in stock-based compensation of $439,000 and a $49,000 reduction of the value of intangible assets that occurred in 2016.  During 2015 there was a $110,000 reduction in the value of intangible assets.

Inflation

Inflation has not had a significant impact in the current or prior periods.

Employees

We currently have six full-time employees and one part-time employee.  From time to time, we utilize part-time employees to manufacture and produce products.  We believe that our employee relations are good.

Liquidity and Capital Resources

At December 31, 2016, cash totaled $76,050 compared to $24,133 at December 31, 2015.  The primary reasons for the net increase in 2016 are described below.  Our cash is held primarily in general checking accounts.  Working capital deficit was $(1,871,277) at December 31, 2016, compared to $(1,111,458) at December 31, 2015.  The change in working capital was due primarily to the increase in accounts payable, accrued expenses and the short-term convertible notes payable in 2016.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Years Ended, December 31,		Change
	2016	2015	$	%
Net cash provided by (used in)
Operating activities	$(715)	$(537)	$(178)	33.1%
Investing activities	(7)	(21)	14	-66.7%
Financing activities	774	483	291	60.2%

Operating Activities.    The increase in net cash flows used in operating activities is due primarily to a decrease in stock-based compensation.

Investing Activities.    The decrease in net cash flows used from investing activities is due primarily to a reduction in acquisition of patents and licenses.

Financing Activities.    The increase in net cash flows in financing activities is due primarily to additional sales of convertible notes payable.

Future Liquidity.    We have a history of incurring net losses and negative operating cash flows.  We also continue to develop commercial products and services.  Based on our cash on hand, planned financings and results from future operations, we believe that we will have sufficient funds to remain operational through 2017.

We expect our revenues to remain steady in 2017.  Notwithstanding, we anticipate generating losses in 2017 and therefore we may experience additional challenges to our ability to continue future operations.   In order for us to continue as a going concern and ultimately to achieve profitability, we will be (a) required to obtain capital from external sources; and/or (b) increase revenues; and/or (c) reduce operating costs.  We intend to raise additional capital through private financing and or product licensing.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans.  For example, a reduction funds available for operating costs could jeopardize our ability to launch, market and sell new products necessary to grow and sustain our business.

Subsequent Events

In February 2017, 600,000, 200,000 and 200,000 shares, respectively, were re-issued to our Chairman, Dr. Marvin Hausman, a director, Elliot Shelton and a former director, Philip Sobol, to replace shares previously surrendered to the Company.

In February 2017, 500,000, 600,000, and 550,000 shares were issued to Hausman, Johnson and Timmins, respectively, as compensation pursuant to their 2015 employment contracts, as adjusted by the board of directors.

In February 2017, 1,861,170 shares were issued to Dr. Hausman in conjunction with his forgiveness of $327,285 of unpaid wages from 2014 and 2015.  A five-year warrant to purchase 100,000 shares of our restricted Common Stock, exercisable at $0.10 per share was also granted to him as consideration from the disinterested directors.  The shares were valued at $18,612 and will be expensed during first quarter 2017.

In February 2017, 250,000 shares were awarded to Mr. Shelton for his service as the sole outside director during 2016 and 250,000 shares each were awarded to Messrs. Hausman, Johnson and Timmins in conjunction with replacement employment contracts being drafted in order to strengthen, to the benefit of the company and its shareholders, the non-competition clauses between these individuals and the company and, further, to remove the "evergreen" aspects of the existing contracts, instead replacing them with a finite, fixed terms.

In February 2017, we entered into an executed, definitive licensing agreement with GROH Beauty Corp, a newly-formed subsidiary of an established beauty industry company, under which we granted certain exclusive worldwide rights to manufacture and distribute our GROH beauty products.  The license called for a front-end license fee, half of which is non-refundable and the other half of which is subject to a number of factors during a due diligence period, as well as royalties over a period of years, also subject to the completion of the due diligence period, until the license is paid in full and thereby becomes an exclusive perpetual license of the Licensee.  The total value of the license fees and royalties to us was $1,150,000.  The License called for and was accompanied by a separate executed agreement under which we will manufacture and sell our ErgoD2 compound exclusively to the licensee for its use in the cosmetic and beauty care markets.  As this manufacturing agreement provided for price adjustments and is expected to run for a number of future years concurrent with the License, its positive value to us presently continues to be inestimable.  Additionally, the License called for a separate agreement with Entia, through which our Chief Science and Technology Officer will provide consulting services to the licensee.

Going Concern

We have a history of incurring net losses and net operating cash flow deficits.  At December 31, 2016, we had cash and cash equivalents of $76,050.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Based on our cash on hand, planned financings, and results from future operations, we believe that we will have sufficient funds to remain operational through 2017.

In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we likely will be required to obtain capital from external sources, and/or increase revenues and/or reduce operating costs.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources of financing are not available or are inadequate to fund our operations, we may be required to reduce operating costs including personnel costs, which could jeopardize our future strategic initiatives and business plans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements requires that we make estimates and assumptions that affect the report amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the periods.  We have identified below our accounting policies that we use in arriving at key estimates that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us.  For a detailed discussion on the application of these and our other accounting policies, see Note 2 in Item 8 of this Report.

Inventory. We hold raw materials and finished goods inventories, which are procured and manufactured based on our sales forecasts. We value inventory at the lower of cost or market, which is based on estimated net realizable value, and include adjustments for estimated obsolete or excess inventory.  These valuations are subject to customer acceptance, planned and actual product changes, demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary.  We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. The amount and timing of write-downs for any period could change if we make different judgments or use different estimates. We also determine whether a provision for obsolete or excess inventory is required for any changes related to market conditions, slow-moving inventory, or obsolete products

Share-based Compensation. Where reliable, reputable third-party appraisals are available, these are used to determine value or aid in determining value.  Absent such appraisals and documentation, we account for share-based compensation by estimating the fair value of share-based compensation using the Black-Scholes option pricing model on the date of grant.  We utilize assumptions related to stock price volatility, stock option term and forfeiture rates that are based upon both historical factors as well as management's judgment.  Where possible, non-cash compensation expense is recognized on a straight-line basis over the applicable service period, or is otherwise based on the fair value of such share-based awards on the grant date, as documented by appraisal or other suitable documentation.

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
December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Entia Biosciences, Inc.
Sherwood, Oregon

We have audited the accompanying consolidated balance sheets of Entia Biosciences, Inc. and Subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entia Biosciences, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
May 19, 2017

ENTIA BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

Assets
Current Assets:
Cash	$76,050	$24,133
Accounts receivable, net	7,973	7,098
Inventory, net	69,759	40,323
Prepaid expenses	80,565	56,782

Total Current Assets	234,347	128,336

Property and Equipment, net	18,285	32,686

Patents and Licenses, net	186,509	232,584

Long-Term Inventory	-	55,000

Total Assets	$439,141	$448,606

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,359,702	$960,557
Line of credit	59,945	58,195
Short-term notes payable, related-party	10,000	-
Short-term convertible notes payable, net of discount	605,436	181,981
Short-term convertible notes payable, net of discount, related party	8,322	-
Notes payable	62,219	39,061

Total Current Liabilities	2,105,624	1,239,794

Long Term Liabilities:

Convertible notes payable, net of discount and current portion-related party	24,028	-
Convertible notes payable, net of discount	276,050	-

Total Long Term Liabilities	300,078	-

Total Liabilities	2,405,702	1,239,794

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Series A preferred stock, 350,000 shares designated, 188,563 and 191,307 shares issued and outstanding, respectively, aggregate liquidation value of $942,815 and $956,535 respectively	188	191
Common stock, $0.001 par value, 150,000,000 shares authorized, 28,149,777 and 28,107,337 shares issued and outstanding, respectively	28,150	28,108
Additional paid-in capital	12,486,728	12,309,450
Deferred compensation	(8,853)	(51,945)
Accumulated deficit	(14,472,774)	(13,076,992)

Total Stockholders' Equity (Deficit)	(1,966,561)	(791,188)

Total Liabilities and Stockholders' Equity (Deficit)	$439,141	$448,606

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2016	December 31, 2015

REVENUES	$265,466	$346,910

COST OF GOODS SOLD	91,499	131,007

GROSS PROFIT	173,967	215,903

OPERATING EXPENSES
Advertising and promotion	90,143	127,127
Professional fees	222,203	231,125
Consulting fees	68,965	344,112
Impairment of licenses	49,895	110,000
Loss on litigation	93,074	-
General and administrative	960,035	1,429,495

Total Operating Expenses	1,484,315	2,241,859

LOSS FROM OPERATIONS	(1,310,348)	(2,025,956)

OTHER INCOME (EXPENSES)
Interest expense	(83,512)	(149,284)
Other expense	(6,630)	(35,895)
Loss on settlement/conversion of notes payable	-	(32,500)
Loss on write-off of debt discount	-	(23,321)
Gain on extinguishment of debt	4,708	-
Gain on settlement of accounts payable	-	6,906

NET LOSS	$(1,395,782)	$(2,260,050)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.05)	$(0.09)

Weighted common shares outstanding - basic and diluted	28,136,527	24,289,381

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015
								Total
	Preferred Stock		Common Stock		Additional Paid	Deferred	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	In Capital	Compensation	Deficit	(Deficit)

Balance - December 31, 2014	200,807	$201	15,512,927	$15,514	$10,771,035	$(86,344)	$(10,816,942)	$(116,536)

Issuance of warrants in connection with convertible notes payable	-	-	-	-	10,000	-	-	10,000
Issuance of common stock for cash	-	-	5,347,901	5,348	554,825	-	-	560,173
Issuance of common stock for conversion of preferred stock	(9,500)	(10)	95,000	95	(85)	-	-	-
Issuance of common stock for conversion of convertible debt	-	-	3,068,882	3,069	318,632	-	-	321,701
Issuance of common stock for conversion of accounts payable	-	-	554,521	554	130,054	-	-	130,608
Issuance of common stock for cashless exercise of warrants	-	-	2,050,923	2,051	(2,051)	-	-	-
Stock compensation	-	-	1,550,000	1,550	555,394	-	-	556,944
Cancellation of shares issued to executives as compensation	-	-	(1,000,000)	(1,000)	(199,000)			(200,000)
Issuance of common stock for services	-	-	927,183	927	121,566	-	-	122,493
Issuance of warrants for services	-	-	-	-	67,889	(67,889)	-	-
Issuance of warrants in connection with sales agreement	-	-	-	-	7,891	-	-	7,891
Amortization of deferred compensation	-	-	-	-	-	102,288	-	102,288
Deferral of offering fees					(26,700)			(26,700)
Net loss	-	-	-	-	-	-	(2,260,050)	(2,260,050)

Balance - December 31, 2015	191,307	$191	28,107,337	$28,108	$12,309,450	$(51,945)	$(13,076,992)	$(791,188)

Issuance of warrants in connection with convertible notes payable	-	-	-	-	110,393	-	-	110,393
Issuance of common stock for conversion of preferred stock	(2,744)	(3)	27,440	27	(24)	-	-	-
Stock Compensation	-	-	-	-	57,774	-	-	57,774
Issuance of common stock for services	-	-	15,000	15	9,135	-	-	9,150
Amortization of deferred compensation	-	-	-	-	-	43,092	-	43,092
Net loss	-	-	-	-	-	-	(1,395,782)	(1,395,782)

Balance - December 31, 2016	188,563	$188	28,149,777	$28,150	$12,486,728	$(8,853)	$(14,472,774)	$(1,966,561)

See accompanying notes to the consolidated financial statements.

ENTIA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2016	December 31, 2015

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(1,395,782)	$(2,260,050)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation/amortization	17,697	31,996
Gain on settlement of accounts payable	-	(6,906)
Impairment of licenses	49,895	110,000
Gain on extinguishment of debt	(4,708)	-
Loss on write-off of debt discount	-	23,321
Amortization of discount on convertible notes	25,514	113,937
Loss on conversion of notes payable	-	32,500
Stock-based compensation	110,013	589,616
Changes in operating assets and liabilities:
Accounts receivable	(875)	236,684
Inventory	25,564	53
Prepaid expenses	44,643	38,507
Accounts payable and accrued expenses	412,941	553,777

NET CASH USED IN OPERATING ACTIVITIES	(715,098)	(536,565)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(8,051)
Acquisition of patents	(7,117)	(13,235)

NET CASH USED IN INVESTING ACTIVITIES	(7,117)	(21,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	560,173
Proceeds from convertible notes payable and notes payable	829,400	100,000
Payment on convertible notes payable and notes payable	(55,268)	-
Payment on notes payable	-	(177,651)

NET CASH PROVIDED BY FINANCING ACTIVITIES	774,132	482,522

NET CHANGE IN CASH	51,917	(75,329)

Cash at beginning of period	24,133	99,462

Cash at end of period	$76,050	$24,133

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$6,749	$37,834

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOWS FINANCING AND INVESTING ACTIVITIES:
Stock issued for accounts payable	$-	$130,608
Common stock issued for services	$9,150	$122,493
Warrants issued in connection with convertible notes payable	$110,393	$10,000
Conversion of convertible notes payable, accounts payable and accrued interest to preferred and common stock	$-	$321,707

See accompanying notes to the consolidated financial statements

Entia Biosciences, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 1 – BUSINESS

We engage in the development, production and distribution of dietary supplements, nutraceuticals and medical foods products, principally in the United States of America.  We are also engaged in the discovery, scientific evaluation and marketing of natural formulations that can be used in medical foods, nutraceuticals, cosmetics and other products developed and sold by Entia and by third parties.

We have a history of incurring net losses and net operating cash flow deficits.  At December 31, 2016, we had cash and cash equivalents of $76,050.  These conditions raise substantial doubt about our ability to continue as a going concern.  Based on our cash on hand, planned financings, and results from future operations, we believe that we will have sufficient funds to continue operations through 2017.

In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we will likely be required to obtain capital from external sources, and/or increase revenues and/or reduce operating costs.  The issuance of equity securities will cause dilution to our shareholders.  If external sources of financing are not available or are inadequate to fund our operations, we may be required to reduce operating costs including personnel costs, which could jeopardize our future strategic initiatives and business plans.  The accompanying consolidated financial statements have been prepared assuming the Company continues as a going concern.

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

The consolidated financial statements include the accounts of Entia and Total Nutraceutical Solutions, a wholly-owned subsidiary, as of December 31, 2016 and 2015.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses based on specific identification of accounts in our existing accounts receivable.  Outstanding account balances are reviewed individually for collectibility.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.  We generally consider accounts greater than 30 days old to be past due.  Account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $5,736 at December 31, 2016 and 2015.

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

Patents

Patents, once issued or purchased, are amortized using the straight-line method over their economic remaining useful lives. All internally-developed process costs incurred to the point when a patent application is to be filed are expensed as incurred and classified as research and development costs and reported in the consolidated statements of operations as general and administrative costs.  Patent application costs and general legal costs are capitalized pending disposition of the individual patent application, and are subsequently either amortized based on the initial patent life granted, generally 15 to 20 years for domestic patents and 5 to 20 years for foreign patents, or expensed if the patent application is rejected.  The costs of defending and maintaining patents are expensed as incurred.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

We have recorded an impairment on our licenses in the amount of $49,895 and $110,000 on December 31, 2016 and 2015, respectively.  As of December 31, 2016, the carrying value of our licenses are $0.

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

Fair value measurements

We measure fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. Where reliable, reputable third-party appraisals are available, these are used to determine value or aid in determining value.  We utilize a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2016 or 2015, nor any gains or losses reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2016 and 2015.

Revenue recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been performed, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

Revenues from the sale of products, including shipping and handling fees but excluding statutory taxes collected from customers, as applicable, are recognized when shipment has occurred. We sell our products directly to customers and distributors. Persuasive evidence of an arrangement is demonstrated via order and invoice, product delivery is evidenced by a bill of lading from the third-party carrier and title transfers upon shipment, the sales price to the customer is fixed upon acceptance of the order and there is no separate sales rebate, discount, or volume incentive.  Allowances for product returns, primarily in connection with one distribution agreement, are provided at the time the sale is recorded.  This allowance is based upon historical return rates for the Company and relevant industry patterns, which reflects anticipated returns of unopened product in its original packaging to be received over a period of 120 days following the original sale.

Shipping and handling costs

Amounts charged to customers for shipping products are included in revenues and the related costs are classified in cost of goods sold as incurred.  In 2016 and 2015, we incurred $14,904 and $27,848, respectively, in shipping costs included in cost of goods sold.

Advertising costs

Costs associated with the advertising of our products are expensed as incurred.

Research and development

Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.  These research and development arrangements usually involve one specific research and development project.  We may make non-refundable advances upon signing of these arrangements.  Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized.  Such amounts are recognized as an expense as the related goods are delivered or as the related services are performed.  Management periodically evaluates whether the goods will be delivered or services will be rendered.  If management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment is charged to expense.  Research and development expense was $37,750 and $73,394 in 2016 and 2015, respectively and are classified as general and administrative on the consolidated statement of operations.

Equity instruments issued to parties other than employees for acquiring goods or services

We account for all transactions in which goods or services are the consideration received for the issuance of equity instruments based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  However, where reliable, reputable third-party appraisals are available, these are used to determine value or aid in determining value.  Such transactions have included both common stock or awards of warrants to purchase common stock.

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

The tax years that are open to examination are 2013, 2014, 2015 and 2016.

Net loss per common share

Basic and diluted net loss per share has been computed by dividing our net loss by the weighted average number of common shares issued and outstanding. Convertible preferred stock, options and warrants to purchase our common stock as well as debt which are convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for 2016 and 2015. The following table presents a reconciliation of basic loss per share and excluded dilutive securities:

	For the Years Ended
	2016	2015
Numerator:
Net loss allocable to common stockholders	$(1,395,782)	$(2,260,050)

Denominator:
Weighted-average common shares outstanding	28,136,527	24,289,381

Basic and diluted net loss per share	$(0.05)	$(0.09)

Common stock warrants	21,122,633	18,495,578
Series A convertible preferred stock	9,428,150	9,565,350
Stock options	2,822,970	2,898,220
Convertible debt including interest	3,845,525	601,775
Excluded dilutive securities	37,219,278	31,560,923

Reclassifications

Certain reclassifications have been made to prior period financial statements and footnotes in order to conform to the current period's presentation.

Segments

We have determined that we operate in one segment for financial reporting purposes.

Recently issued accounting pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (ASU 2015-11). Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out (FIFO) or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. The Company does not expect adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU-2016-09). The updated guidance simplifies and changes how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of certain items in the statement of cash flows. Adoption of ASU 2016-09 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years with early adoption being permitted. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements.  This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual period.  We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

NOTE 3 – INVENTORY

Inventory consists of the following at:

	December 31, 2016	December 31, 2015
Raw materials	$195,230	$219,074
Finished goods	25,593	27,313
	220,823	246,387
Less reserve for excess and obsolete inventory	(151,064)	(151,064)
	69,759	95,323
Less current portion	(69,759)	(40,323)
	$-	$55,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consists of the following at:

	December 31, 2016	December 31, 2015
Office equipment	$31,658	$31,658
Production equipment	90,899	90,899
Leasehold improvements	16,328	16,328
	138,885	138,885
Less: accumulated depreciation	(120,600)	(106,199)
	$18,285	$32,686

Depreciation expense was $14,401 and $18,512 for the years ended December 31, 2016 and 2015, respectively.

NOTE 5 – PATENTS AND LICENSES, NET

Our identifiable long-lived intangible assets are patents and licenses.  During 2016 and 2015, management analyzed our intangibles for possible impairment.  We have recorded for 2016 and 2015 an impairment in the amount of $49,895 and $110,000, respectively.  We have no amortizable licenses on the financial statements at December 31, 2016.

Prior to being fully impaired, the licenses were being amortized over an economic useful life of 15-17 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following at:

	December 31, 2016	December 31, 2015
Licenses and amortizable patents	$97,244	$97,244
Unamortized patents	186,509	179,393
Accumulated amortization	(97,244)	(44,053)
Patents and Licenses, net	$186,509	$232,584

Amortization expense for licenses and amortizable patents were $3,296 and $13,484 for the years ended December 31, 2016 and 2015, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses (included with accounts payable) consisted of the following at:

	December 31, 2016	December 31, 2015
Executive compensation	$676,450	$327,285
Other accruals	30,600	38,022
	$707,050	$365,307

Executive compensation accrued above includes $327,285 of unpaid wages from 2014 and 2015 that have subsequently been forgiven by our Chairman.  See Note 13 – Subsequent Events.

NOTE 7 – NOTES PAYABLE

Notes payable comprise the following at the dates indicated:

	December 31, 2016	December 31, 2015
Notes payable - current
5.86% unsecured, $781 due monthly	$-	$2,687
4.15% unsecured, $3,436 due monthly	-	36,374
8.95% unsecured, $314 due monthly	306	-
8.95% unsecured, $748 due monthly	710	-
10% unsecured, due August 2017	10,000	-
3.9% unsecured, $4,417 due monthly	51,203	-
	$62,219	$39,061

Convertible notes payable, net
$59,400, 0% unsecured was due in April 2017, net of discount related to warrants, convertible into common stock at $0.10 per share. Existing note of $55,000 was converted into the new note during first quarter 2016 with $4,400 of accrued interest being added to principal. This note has been extended until April 2018 at 8% interest. In exchange for extending the note, a five-year warrant to purchase 100,000 shares of common stock at $0.10 per share was granted.	$59,400	$50,000
6% unsecured, convertible into common stock at $2.00 per share, due on demand	50,000	50,000
$11,333, 8% unsecured due December 2018, net of discount related to warrant, convertible into common stock at $0.10 per share. Existing note of $10,000 was converted into the new note during first quarter 2016 with $1,333 of accrued interest being added to principal.	10,857	10,000
$11,000, 8% unsecured due October 2018, net of discount related to warrant, convertible into common stock at $0.10 per share. Existing note of $10,000 was converted into the new note during first quarter 2016 with $1,000 of accrued interest being added to principal. Remaining $208 in accrued interest was forgiven and reported as a gain on extinguishment of debt on the statement of operations.	10,538	10,000
$50,000, 8% unsecured due November 2018, net of discount related to warrant, convertible into common stock at $0.10 per share.	48,031	46,981
$15,000, 8% unsecured due November 2018, net of discount related to warrant, convertible into common stock at $0.10 per share. Existing 0% note of $15,000 exchanged into new note during first quarter 2016.	14,370	15,000
$50,000, 8% unsecured due March 2019, net of discount related to warrant, convertible into common stock at $0.10 per share.	47,725	-
$25,000, 8% unsecured due March 2019, net of discount related to warrant, convertible into common stock at $0.10 per share.	23,862	-
$100,000, 8% unsecured due April 2019, net of discount related to warrant, convertible into common stock at $0.10 per share.	96,250	-
$50,000, 10% unsecured due August 2017, net of discount related to warrant, convertible into common stock at a price to be determined.	47,933	-
$15,000, 10% unsecured due September 2017, net of discount related to warrants, convertible into common stock at a price to be determined.	12,910	-
$10,000, 10% unsecured due September 2017, net of discount related to warrant, convertible into common stock at a price to be determined.	8,815	-
$25,000, 8% unsecured due June 2019, net of discount related to warrant, convertible into common stock at $0.10 per share.	24,417	-
$250,000, 10% unsecured due October 2017, net of discount related to warrant, convertible into common stock at a price to be determined.	220,937	-
$50,000, 10% unsecured due October 2017, net of discount related to warrant, convertible into common stock at a price to be determined.	44,188	-
$50,000, 10% unsecured due October 2017, net of discount related to warrant, convertible into common stock at a price to be determined.	44,188	-
$25,000, 10% unsecured due October 2017, net of discount related to warrant, convertible into common stock at a price to be determined.	20,646	-
$50,000, 10% unsecured due December 2017, net of discount related to warrant, convertible into common stock at a price to be determined.	37,829	-
$50,000, 10% unsecured due December 2017, net of discount related to warrant, convertible into common stock at a price to be determined.	42,250	-
$20,000, 10% unsecured due December 2017, net of discount related to warrant, convertible into common stock at a price to be determined.	16,340	-
Total Convertible Notes Payable	881,486	181,981
Less: Current Portion	(605,436)	(181,981)

	$276,050	$-

Convertible notes payable, net, related party
$10,000, 10% unsecured due December 2017, net of discount related to warrant, convertible into common stock at a price to be determined.	$8,322	$-
$25,000, 8% unsecured due May 2019, net of discount related to warrant, convertible into common stock at $0.10 per share.	$24,028	$-
Total Convertible Notes Payable, net, related party	$32,350	$-
Less: Current Portion	(8,322)	-
	$24,028	$-

Notes payable, related party
$10,000, 10% unsecured due in August 2017	$10,000.00	$-
	$10,000.00	$-

Line of Credit

On March 25, 2014, we entered into an unsecured line of credit arrangement that renews annually unless terminated by either party.  The line of credit is $60,000 with an interest rate of prime plus 3.00%, resulting in an interest rate of 6.5% at December 31, 2016.  There are no loan covenants applicable to this line of credit and the amounts outstanding are $59,945 and $58,195 as of December 31, 2016 and 2015, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Investments and loans from officers or board members

On February 18, 2016, our Chairman and Chief Science and Technology Officer lent us $10,000 in the form of a 10% unsecured note, the due date of which has been extended to August 2017.

On May 20, 2016, our Chief Executive Officer invested $25,000 in our 8% convertible note payable (with an attached warrant), due May 2019.

On December 5, 2016, our Chairman and Chief Science and Technology Officer invested $10,000 in our 10% convertible promissory note (with an attached warrant), due December 2017.

Common stock issued

On April 17, 2015, the board of directors authorized and granted to its executives and board or directors for the year end 2015, restricted common stock bonuses as follows:

·	Marvin Hausman, former CEO and director, 600,000 shares valued at $120,000
·	Devin Andres, former COO, 550,000 shares valued at $110,000
·	Philip Sobol, former director, 200,000 shares valued at $40,000, and
·	Elliott Shelton, director, 200,000 shares valued at $40,000.

During December 2015, Messrs. Hausman, Sobol and Shelton surrendered their stock certificates in the amounts detailed above with the understanding that equity securities in some form would be granted in the future to replace the aforementioned grants.  That replacement took place during the first quarter 2017.  See Note 13 – Subsequent Events.  As of third quarter 2015, Mr. Andres was no longer an officer of the company and, as of fourth quarter 2015, Mr. Sobol was no longer a director.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

On May 26, 2011, our board of directors designated 350,000 shares of preferred stock as Series A preferred stock, $0.001 par value.  The Series A preferred stock is entitled to a liquidation preference in the amount of $5 per share, votes on an as converted basis with the common stock on all matters as to which holders of common stock shall be entitled to vote, and due to an anti-dilution right, is convertible into common stock on a one-for-fifty basis.

Common stock

The Company is authorized to issue 150,000,000 shares of common stock at $0.001 par value.

Stock incentive plan

The Entia Biosciences, Inc. 2010 Stock Incentive Plan was adopted by the board of directors on September 17, 2010 and approved by the stockholders on October 21, 2010.  Initially 15 million shares were reserved for issuance under the Plan.  On January 1, 2012, 500,000 additional shares were automatically added to the shares reserved for issuance under the Plan, pursuant to an evergreen provision in the Plan.  On February 15, 2012, pursuant to a 1:10 reverse stock split the number of shares reserved for issuance under the Plan was reduced from 15,500,000 shares to 1,550,000 shares.  Between 2013 and 2015, in addition to the 150,000 shares that were automatically added, on two separate occasions shareholders approved an additional 1.5 million shares each to be added bringing the total shares reserved to 4,700,000 shares.  On January 1, 2016, another 50,000 shares were automatically added to the shares reserved for issuance bringing the total to 4,750,000 shares.

Generally, stock options have been granted at or below the last sale price of our common stock on the date of grant for terms ranging from four to fifteen years and vesting over five-years.  The fair value of the option grants was calculated at the date of the grants using the Black-Scholes option pricing model with the following assumptions:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number of	Exercise Price	Exercise	Contractual Term	Intrinsic
	Shares	Range	Price	(Years)	Value

Outstanding, December 31, 2014	2,866,470	$0.30 - $1.00	$0.48	8.96	-

Exercisable, December 31, 2014	2,321,001	$0.38 - $1.00	$0.47	9.50	-

Granted	50,000	$0.09 - $0.20	$0.16	5.00	-
Exercised	-	-	$-	-	-
Expired/Forfeited	18,250	$0.40 - $0.50	$0.49	8.73	-

Outstanding, December 31, 2015	2,898,220	$.0.09 - $1.00	$0.43	11.25	-

Exercisable, December 31, 2015	2,661,493	$0.20 - $1.00	$0.42	11.66	-

Granted	-	-	$-	-	-
Exercised	-	-	$-	-	-
Expired/Forfeited	75,250	$0.40 - $1.00	$0.60	-	-

Outstanding, December 31, 2016	2,822,970	$0.09 - $0.81	$0.42	11.42	-

Exercisable, December 31, 2016	2,703,184	$0.09 - $0.81	$0.41	11.66	-

The range of exercise prices for options outstanding under the 2010 Stock Incentive Plan at December 31, 2016 are as follows:

Number of	Exercise
shares	Price
20,000	$0.09
190,000	$0.20
300,000	$0.30
55,000	$0.38
1,386,670	$0.40
10,000	$0.45
576,300	$0.50
160,000	$0.60
15,000	$0.62
100,000	$0.75
10,000	$0.81
2,822,970

At December 31, 2016, the Company had 1,927,030 unissued shares available under the Plan.  Also, at December 31, 2016, the Company had $49,363 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 5.24 years.  The Company issues new shares of common stock to satisfy exercises and vesting of awards granted.

Warrants

Outstanding warrants to purchase common stock are as follows:

Date of Issue	Number of shares purchasable	Exercise Price	Expiration
As of December 2015	18,515,300	$0.001 - $2.50	04/2017 - 10/2029
January-16	237,333	$0.125	01/2019
April-16	100,000	$0.125	04/2019
May-16	25,000	$0.125	05/2019
June-16	25,000	$0.125	06/2019
August-16	50.000	$0.10	08/2021
September-16	100,000	$0.10	09/2021
October-16	1,500,000	$0.10	10/2021
December-16	570,000	$0.10	12/2021
Total as of December 31, 2016	21,122,633

We use the Black-Scholes option-pricing model to determine the fair value of warrants on the date of grant.

In determining the fair value of warrants, we employed the following key assumptions:

	December 31, 2016	December 31, 2015
Risk-Free interest rate	0.64% - 1.47%	0.28% - 1.72%
Expected dividend yield	0%	0%
Volatility	125.15% - 176.62%	166.1% - 204.66%
Expected life	3 - 5 years	3 - 7 years

At December 31, 2016 and 2015, the weighted-average Black-Scholes value of warrants granted was $0.05 and $0.14, respectively.

NOTE 10 – INCOME TAXES

For the years ended December 31, 2016, and 2015, we incurred net operating losses and, accordingly, no provision for income taxes has been recorded.   In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.   At December 31, 2016, we had approximately $5,715,364 of net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2026.

The components of our deferred tax assets/liabilities as of December 31, are as follows:

	2016	2015
Deferred tax assets:
Reserves and accruals	$169,000	$168,000
Net operating loss carryforwards	2,233,000	1,943,000
Total deferred tax assets:	2,402,000	2,111,000
Deferred tax liabilities:
Depreciation and amortization	20,000	6,000
Net deferred tax assets before valuation allowance	2,382,000	2,105,000
Less: Valuation allowance	(2,382,000)	(2,105,000)
Net deferred tax assets	$-	$-

For financial reporting purposes, we have incurred a loss in each period since inception. Based on the available objective evidence, including our history of losses, we believe it is more likely than not that the net deferred tax assets will not be fully realizable.   Accordingly, we provided for a full valuation allowance against our net deferred tax assets at December 31, 2016, and 2015.  A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended December 31, is as follows:

	2016	2015
Federal Statutory Rate	$(475,000)	$(768,000)
Nondeductible expenses	198,000	241,000
Change in allowance on deferred tax assets	(277,000)	(527,000)
	$-	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company has a lease agreement with on its headquarters facilities that expires in August 2018.  The lease terms include a base monthly rental rate of $3,343 per month, increasing to $3,410 in August 2016, and then $3,478 in August 2017.  The Company has analyzed the requirement to straight-line the full value of the lease agreement over the life of the lease and has determined that there is no need to book a deferred rent liability as the amount is immaterial.

Future minimum lease payments for all of our facilities amount to $58,298 for 2017 and $37,974 through August 2018.  Rent expense for the years ended December 31, 2016 and 2015 was $56,670 and $55,464, respectively.

Employment Agreements

During 2015, the Company entered into employment agreements with its CEO, COO/CFO and CSO.  Commencement of payment of the base salaries under these employment agreements was, and continues to be, conditional on fundraising results.  Management determined that no base salary for the CEO or CSO would be accrued or paid for 2015, based primarily upon the financial needs of the Company through the end of that year. Payment of base salary commenced for the COO/CFO in December 2015.  We commenced accrual for payment of base salaries commenced for the CEO and CSO on January 1, 2016.

Litigation

During 2016, we were involved in arbitration with a former employee who had made claims against us in connection with his Separation and Release Agreement, along with other potential allegations seeking approximately $93,000, plus punitive damages.  The Company was notified on August 21, 2016 that the Company failed to prove that the employee/claimant’s actions would allow the arbitrator to reach the conclusion that such actions constituted a breach of the employee’s Separation and Release Agreement and, accordingly, the Company paid the former employee $93,074 plus accrued interest of 9% per annum, totaling $6,283 through September 30, 2016.  This amount is shown in the financial statements as a loss on litigation.

Although we were not party to litigation at December 31, 2016, during the first quarter 2017, we became a party to litigation with respect to a particular note payable, with a face amount of $50,000 and the accrued interest thereon.  We had previously been party to litigation with respect to this note, but with a different plaintiff who dropped that lawsuit without prejudice.  The Company will defend itself vigorously and reserves the right to make counter claims against the adversarial parties.  Although we believe that this situation will be settled in due time, without material effect to the Company or its future operations, we can offer no assurance to that effect.

NOTE 12 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

During 2016 and 2015 approximately 48% and 42%, respectively, of our sales were to 5 customers.  Accounts receivable for the top 5 customers accounted for 62% and 57% of total accounts receivable at December 31, 2016 and 2015, respectively.

Vendor Concentrations

During 2016, approximately 78% of our purchases were made from 5 vendors as compared to 64% during 2015. Accounts payable for these vendors accounted for 0.16% and 0.5% of total accounts payable at December 31, 2016 and 2015, respectively.

NOTE 13 – SUBSEQUENT EVENTS

In February 2017, 600,000, 200,000 and 200,000 shares, respectively, were re-issued to our Chairman, Dr. Marvin Hausman, a director, Elliot Shelton and a former director, Philip Sobol, to replace shares previously surrendered to the Company.

In February 2017, 500,000, 600,000, and 550,000 shares were issued to Hausman, Johnson and Timmins, respectively, as compensation pursuant to their 2015 employment contracts, as adjusted by the board of directors.

In February 2017, 1,861,170 shares were issued to Dr. Hausman in conjunction with his forgiveness of $327,285 of unpaid wages from 2014 and 2015.  A five-year warrant to purchase 100,000 shares of our restricted Common Stock, exercisable at $0.10 per share was also granted to him as consideration from the disinterested directors.  The shares were valued at $18,612 and will be expensed during 2017.

In February 2017, 250,000 shares were awarded to Mr. Shelton for his service as the sole outside director during 2016 and 250,000 shares each were awarded to Messrs. Hausman, Johnson and Timmins in conjunction with replacement employment contracts being drafted in order to strengthen, to the benefit of the Company and its shareholders, the non-competition clauses between these individuals and the Company and, further, to remove the "evergreen" aspects of the existing contracts, instead replacing them with a finite, fixed terms.

In February 2017, we entered into an executed, definitive licensing agreement with GROH Beauty Corp, a newly-formed subsidiary of an established beauty industry company, under which we granted certain exclusive worldwide rights to manufacture and distribute our GROH beauty products.  The license called for a front-end license fee, half of which is non-refundable and the other half of which is subject to a number of factors during a due diligence period, as well as royalties over a period of years, also subject to the completion of the due diligence period, until the license is paid in full and thereby becomes an exclusive perpetual license of the Licensee.  The total value of the license fees and royalties to us was $1,150,000.  The License called for and was accompanied by a separate executed agreement under which we will manufacture and sell our ErgoD2 compound exclusively to the licensee for its use in the cosmetic and beauty care markets.  As this manufacturing agreement provided for price adjustments and is expected to run for a number of future years concurrent with the License, its positive value to us presently continues to be inestimable.  Additionally, the License called for a separate agreement with Entia, through which our Chief Science and Technology Officer will provide consulting services to the licensee.

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

As of the end of the period covered by this report, December 31, 2016, we initially carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Finance and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Principal Executive Officer and Principal Finance and Accounting Officer concluded that our disclosure controls and procedures were not effective, due to our limited staffing, among other reasons.

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

As of December 31, 2016, our Principal Executive Officer and Principal Finance and Accounting Officer assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) inadequate control over contracts and commitments.  The aforementioned material weaknesses were identified by our Principal Executive Officer and Principal Finance and Accounting Officer in connection with the review of our financial statements as of December 31, 2016.  These material weaknesses were also identified in our annual evaluation as of December 31, 2015.

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

Name	Age	Position

Marvin S. Hausman, MD	76	Chief Science and Technology Officer as of August 12, 2015 and former Chief Executive Officer and Chief Financial Officer from August 28, 2008 through August 12, 2015.

Elliot L. Shelton, Esq.	68	Secretary, Director since August 28, 2008.

Timothy A. Timmins	60	Executive Vice Present, Chief Operating and Financial Officer since October 1, 2015.

Carl J Johnson	68	President, Chief Executive Officer, Director since August 12, 2015.

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

Biography of Timothy A. Timmins, Executive Vice President, Chief Operating and Financial Officer

Mr. Timmins joined the Company in October of 2015 and serves as Executive Vice President and Chief Operating and Financial Officer.  From 2005 to 2015, he operated a consulting practice, providing strategic planning and turnaround services while frequently serving in operating positions with his client companies.  From 2013 to 2014, he served as President, Chief Operating Officer and member of the Board of Directors of BioModeling Solutions, Inc.  From 1993 to 2005, Mr. Timmins served in a number of capacities, including President, Chief Executive Officer and Director with Metro One Telecommunications, Inc.  From 1986 to 1993, he held a number of corporate finance positions with Kemper Securities, an investment banking firm, ultimately Senior Vice President.  Mr. Timmins is a Certified Public Accountant (inactive) and is a named inventor in 25 separate telecommunications patents.  He holds a Bachelor of Science degree in Business Administration from Portland State University and a Masters of Business Administration degree from the University of Southern California.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors concerning the fiscal year ended December 31, 2016, some of our officers and directors may not have timely filed the required reports.  The Company is in the process of correcting the situation and ensuring compliance.

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

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended December 31, 2016 and 2015 for our executive officers.

Summary Compensation Table

								Non-
								Qualified
							Non-Equity	Deferred
Name and					Stock	Option	Incentive Plan	Compensation	All other
Principal		Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation
Position	Year	($)		($)	($)	($)	($)	($)	($)		($)
Marvin
Hausman
CSO, Dir	2016	$150,000	1	$-	$-	$-	$-	$-	$24,000	2	$174,000

Marvin
Hausman
CEO, Dir	2015	$272,746	3	$-		$-	$-	$-	$23,100	4	$295,846

Timothy
Timmins
COO, Pres	2016	$135,000	5	$-	$-	$-	$-	$-	$6,524	6	$141,524

Timothy
Timmins
COO, Pres	2015	$11,250	7	$-	$-	$-	$-	$-	$26,461	8	$37,711

Carl
Johnson
CEO, Dir	2016	$150,000	9	$-	$-	$-	$-	$-	$22,500	10	$172,500

Carl
Johnson
CEO, Dir	2015	$-	11	$-	$-	$-	$-	$-	$16,500	12	$16,500

(1)  100% of the salary was accrued.
(2) All other compensation for 2015 was reimbursement of personally paid travel expenses for corporate purposes.
(3) $52,897 of this salary was paid in cash during 2015 while $219,849 was accrued. Dr. Hausman’s employment agreement was terminated in August 2015 and replaced with a new agreement but as of December 31, 2015.  Dr. Hausman’s compensation began in first quarter 2016.  During the first quarter of 2017, Dr. Hausman forgave $308,673 of his $327,285 of unpaid wages from 2014 and 2015, which included the previously accrued $219,849 and was awarded common stock for the remaining $18,612.
(4)  All other compensation for 2015 was reimbursement of personally paid travel expenses for corporate purposes.
(5)  $135,000 in salary was paid to Mr. Timmins as compensation per his employment agreement
(6)  All other compensation for 2016 was reimbursement for personally paid travel expenses for corporate purposes.
(7)  $11,250 in salary was paid during 2015 in cash beginning in December 2015.  Mr. Timmins is under agreement to be paid $135,000 per year as stated below.
(8)  All other compensation for 2015 was reimbursement of personally paid travel expenses for corporate purposes.
(9)  100% of the salary was accrued.
(10)  All other compensation for 2015 was reimbursement of personally paid travel expenses for corporate purposes.
(11)  There was no compensation for Mr. Johnson per his employment agreement.  Mr. Johnson’s compensation began in January 2016.
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

Outstanding Equity Awards at Fiscal Year-Ending December 31, 2016:

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

Director Compensation

 We did not pay our directors any cash compensation during fiscal years ending December 31, 2016, and December 31, 2015. We do not compensate our executive management for their services as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on May 8, 2017 relating to those persons known to beneficially own more than 5% of our capital stock or by our named executive officers and directors. The percentage of beneficial ownership for the following table is based on 33,660,947 shares of common stock outstanding

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2017, pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Entia Biosciences, Inc.’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Marvin S. Hausman, M.D., CSO & Dir. (2)(3)(7)	10,328,900	shares	28.5%
Carl J. Johnson, President, CEO, Dir. (3)	1,130,200	shares	3.3%
Timothy A. Timmins, EVP, COO, CFO	800,000	shares	2.4%
Elliot L. Shelton, Esq. Secretary, Director (4)(7)	976,250	shares	2.9%
Delta Group Investments Limited (5)	3,042,455	shares	9.0%
Devin Andres (6)	1,872,514	shares	5.4%

Total officers and directors	13,235,350	shares	35.9%

(1) These percentage figures are based upon 33,660,947 shares of our common stock outstanding as of May 8, 2017.  Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(2) Marvin Hausman’s holdings include 7,785,037 shares of common stock, 14,625 shares of preferred stock that converts to 50 shares of common per preferred share or 731,250 common shares, a non-statutory stock option to purchase 138,900 shares at $0.40 per share issued on October 28, 2011, a non-statutory stock option to purchase 200,000 shares at $0.40 per share issued on June 21, 2013, a non-statutory stock option to purchase 175,000 shares at $0.40 per share issued on September 29, 2014, a thirteen-year warrant to purchase 12,500 shares at $0.40 per share issued on December 30, 2009, a, eighteen-year warrant to purchase 138,900 shares at $0.36 per share issued on October 28, 2011, an eighteen-year warrant to purchase 500,000 shares exercisable at $0.40 per share issued on October 28, 2011, a thirteen-year warrant to purchase 100,000 shares at $0.40 per share issued on December 20, 2011, a fifteen-year warrant to purchase 400,000 shares at $0.40 issued on June 21, 2013, an eleven-year warrant to purchase 7,313 shares at $0.40 issued on October 16, 2013, a five year warrant to purchase 40,000 shares at $0.10 per share, issued December 5, 2016 and a five-year warrant to purchase 100,000 shares at $0.10 issued on February 14, 2017.  Dr. Hausman’s holdings of 9,743,900 fully diluted shares also include 350,000 common shares owned by Northwest Medical Research Partners Inc., which is controlled by Marvin S. Hausman, M.D. and 66,667 of 100,000 shares owned by MSH Ventures, Inc., in which Dr. Hausman has an equity interest of 66.66%.  This number does not include 154,400 shares of common stock owned by the adult children of Marvin S. Hausman, M.D.

(3) Carl Johnson’s holdings include 850,000 shares of common stock and a warrant to purchase 25,000 shares of common stock at $0.125 issued on May 20, 2016; and a $25,000 face value promissory note with accrued interest of $520, convertible at $0.10 per share.

(4) Elliot Shelton’s holdings include 576,250 shares of common stock, 100,000 shares of common stock issuable upon exercise of vested non-statutory stock options exercisable at $0.85 per share granted on January 24, 2011, a ten-year warrant to purchase 150,000 at $0.40 issued on June 29, 2012 and a twelve-year warrant to purchase 150,000 shares at $0.45 granted on June 21, 2013.

(5) Delta Group Investments, Limited’s (DGI) holdings include 3,042,455 shares of common stock.  Their address is Room 2204, 22F, Shun Tak Centre, West Tower 200 Connaught Road Central, Hong Kong.

(6) Devin Andres’ holdings include 922,831 shares of common stock; an eighteen-year non-statutory stock option to purchase 108,342 common shares at $0.40 issued on October 28, 2011; a thirteen-year non-statutory stock option to purchase 5,000 common shares at $0.40 issued on June 29, 2012; a thirteen-year non-statutory stock option to purchase 25,000 common shares at $0.38 issued on February 20, 2013; a fifteen-year non-statutory stock option to purchase 150,000 common shares at $0.40 issued on June 21, 2013; a 12-year non-statutory stock option to purchase 47,999 common shares at $0.40 issued on September 29, 2014, a thirteen-warrant to purchase 5,000 shares of common stock at $0.40 issued on January 1, 2010; an 18-year warrant to purchase 350,000 shares of common stock at $0.40 issued on October 28, 2011, an eighteen-year warrant to purchase 108,342 shares of common stock at $0.36 issued on October 31, 2011; and a fifteen-year warrant to purchase 150,000 shares of common stock at $0.40 issued on June 21, 2013.  His address is 10105 Wheatland Rd N, Salem, Oregon 97303.

(7) Elliot Shelton and Marvin Hausman are first cousins.

Unless indicated otherwise, the address of each person or entity listed above is 13565 SW Tualatin-Sherwood Road #800, Sherwood, Oregon 97140.

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

On February 18, 2016, our Chairman and Chief Science and Technology Officer lent us $10,000 in the form of a 10% unsecured note, the due date of which has been extended to August 2017.

On May 20, 2016, our Chief Executive Officer invested $25,000 in our 8% convertible note payable (with an attached warrant), due May 2019.

On December 5, 2016, our Chairman and Chief Science and Technology Officer invested $10,000 in our 10% convertible promissory note (with an attached warrant), due December 2017.

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

Item 14. Principal Accounting Fees and Services.

Aggregate fees billed for professional services rendered to the Company by Peterson Sullivan LLP for the years ended December 31, 2016 and 2015 were as follows:

	For the Years Ended December 31,
	2016	2015
Fee Category
Audit fees	$56,139	$50,906
Tax Fees	-	-
All other fees	-	-
Total Fees	$56,139	$50,906

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)          1.  Financial Statements

The financial statements listed below are filed in Item 8 of Part II of this Form 10-K above:

Consolidated Balance Sheets at December 31, 2016 and December 31, 2015	29
Consolidated Statements of Operations for the Years ended December 31, 2016 and 2015	30
Consolidated Statement of Stockholders’ Equity (Deficit) for the Years ended December 31, 2016 and 2015	31
Consolidated Statements of Cash Flows for the for the Year ended December 31, 2016 and 2015	32

2.  Financial Statement Schedules

Not Applicable

3.  Exhibits specified by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Registrant and Certificate of Validation		10-K	3.1	4/14/2016

3.2	Amended and Restated Bylaws of Registrant		8-K	3.2	09/22/2010

3.3	Amended Articles of Merger Incorporation as currently in effect		8-K	3.3	10/13/2008

10.1	Exclusive Option Agreement dated May 1, 2006, between The Penn State Research Foundation and Northwest Medical Research Inc.		8-K	10.1	09/04/2008

10.2	Assignment Agreement to the Option Agreement, dated July 31, 2008, among The Penn State Research Foundation, Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.2	09/04/2008

10.3	Assignment and Assumption Agreement, dated July 31, 2008, between Northwest Medical Research Inc. and Generic Marketing Services, Inc.		8-K	10.3	09/04/2008

10.4	Form of Common Stock and Warrant Purchase Agreement		8-K	10.1	06/12/2009

10.5	Form of Securities Purchase Agreement		8-K	10.1	09/21/2009

10.6	$50,000 Promissory Note between Entia and Marvin S. Hausman, M.D. and Philip Sobol dated December 30, 2009		8-K	10.1	12/31/2010

10.9	$50,000 Promissory Note between Entia and Mark C. Wolf dated February 18, 2010		10-K	10.9	4/15/2010

10.10	Profit Sharing Agreement between Entia, American Charter & Marketing LLC, and Delta Group Investments, Limited dated March 26, 2010		10-K	10.10	4/15/2010

10.11	Form of Common Stock and Warrant Agreement 2010		8-K	10.1	12/20/2010

10.12	$312,500 Promissory Note between Entia and Delta Group Investments Limited dated January 21, 2011		8-K	10.2	2/22/2010

10.13	Termination of Profit Sharing Agreement dated February 21, 2011		8-K	10.1	2/22/2011

10.14	Lease Agreement between Entia and Sherwood Venture LLC dated March 15, 2011		8-K	10.1	4/6/2011

10.15	Form of Warrant A Agreement 2010		8-K	10.2	12/22/2010

10.16	Form of Warrant B Agreement 2010		8-K	10.3	12/22/2010

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon on this 19th day of May, 2017.

ENTIA BIOSCIENCES, INC.

By:	/s/ Carl J. Johnson
Carl J. Johnson President Chief Executive Officer, (Principal Executive Officer)

By:	/s/ Timothy A. Timmins
Timothy A. Timmins Executive Vice President Chief Operating and Financial Officer, (Principal Finance and Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 19th day of May, 2017.

Signature	Title

/s/ Marvin S. Hausman, M.D.	Chairman of the Board, Director
Marvin Hausman, M.D.

/s/ Carl J. Johnson	Director
Carl J. Johnson

/s/ Elliot L. Shelton, Esq.	Director
Elliot A. Shelton, Esq.